Form 10KSB
period 1996-03-31
BIO DYNE CORP /GA
filed 1996-07-23
CIK 876160

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
     ____________

Commission file number                                         0-19562

                             Bio-Dyne Corporation

             Georgia                                          58-1659037
(State or Other Jurisdictional of                          (I.R.S. Employer
  Incorporation or Organization)                           IdentificationNo.)

5400 Bucknell Drive, Atlanta, Georgia                            30336
(Address of Principal Executive Office)                        (Zip Code)

                                (404) 346-3100
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
     Title of Each Class                                  on Which Registered

             None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                                     Units
                               (Title of Class)

                                 Common Stock
                               (Title of Class)

                                   Warrants
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Consolidated revenues were $17,648,280 for the year ended March 31, 1996. The information required by Part III will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders and is incorporated here in by reference.

     As of July 17, 1996, 10,313,529 of the registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was approximately $ 3,532,619 based on the last sale price of the Common Stock as quoted on the automated quotation system of the National Association of Securities Dealers, Inc. on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's Common Stock, are considered affiliates for purposes of this calculation).

                             BIO-DYNE CORPORATION
                                  FORM 10-KSB
                       FISCAL YEAR ENDED MARCH 31, 1996

                                     INDEX

                                    PART I

                                                                                                                 Page

Item 1.  Description of Business  ......................................................................            3

Item 2.  Description of  Properties  ...................................................................           11

Item 3.  Legal Proceedings  ............................................................................           11

Item 4.  Submission of Matters to a Vote of Security Holders  ..........................................           11

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  ........................           12

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations  ..............................................................................           14

Item 7.  Financial Statements and Supplementary Data  ..................................................           19

Item 8.  Changes In and Disagreements With Accountants on Accounting  and Financial
           Disclosures..................................................................................           45

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act.......................................................           45

Item 10. Executive Compensation ........................................................................           45

Item 11. Security Ownership of Certain Beneficial Owners and Management.................................           45

Item 12. Certain Relationships and Related Transactions.................................................           45

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K...............................................................           46

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

Bio-Dyne Corporation (the "Company") is engaged in the business of retail sales of a wide range of high quality fitness equipment for home and commercial use and in the business of manufacturing, marketing and distributing fitness equipment under the Bio-Dyne name. The Company presently operates seventeen retail facilities in four eastern states and manufactures its own products at its facility in Georgia. The Company's retail merchandise includes treadmills, stairclimbers, stationary bikes and a broad variety of multi-station and single purpose exercise equipment and weight benches along with other small equipment and accessories to accommodate all levels of fitness training. The Company also manufactures over thirty fitness equipment products for distribution in its retail stores and through a network of approximately 100 unaffiliated dealers in the United States, Canada, Mexico and Japan.

History of the Company

The Company was incorporated in October 1989 under the laws of the State of Georgia under the name William E. York, Inc. for the purpose of acquiring Bio-Dyne Corporation, a Georgia corporation formed in 1986 ("Bio-Dyne") and ECBB Body Building, Ltd., a New York corporation formed in 1979 ("ECBB"), which collectively manufactured, marketed and distributed multi-station home gyms, exercise machines, weight benches and specialty free weight equipment.

In November 1989, the Company acquired all of the issued and outstanding shares of capital stock of Bio-Dyne and ECBB. Following the closing of the transaction, Bio-Dyne was formally dissolved and a Certificate of Dissolution of ECBB was filed with the Department of State of New York. Thereafter, the Company used the trade name Bio-Dyne and in January 1991, changed its name from William E. York, Inc. to Bio-Dyne Corporation.

The Company has formed Bio-Dyne North Corporation ("BDNC") under the laws of the State of North Carolina as a wholly-owned subsidiary. On February 10, 1994 pursuant to a Stock Purchase Agreement of even date, BDNC acquired all the capital stock (the "Carolina Shares") of Carolina Fitness Equipment, Inc., a North Carolina corporation ("Carolina"), from James H. Heafner ("Heafner"), its sole stockholder, for a purchase price of $100 and an obligation to obtain the releases of Heafner from certain guarantees of obligations of Carolina or hold Heafner harmless from all reasonable costs and expenses incurred from Heafner performing under any of such guarantees not released. BDNC reserved the right to rescind the purchase of the shares until June 10, 1994.

On April 19, 1994, Carolina filed a voluntary pre-packaged Chapter 11 petition under the United States Bankruptcy Code to seek confirmation of a Plan of Reorganization, which had already been approved by its creditors. The petition was filed with the United States Bankruptcy Court for the Western District of North Carolina. The court confirmed the Plan of Reorganization on May 26, 1994. As part of the Plan of Reorganization Bio-Dyne provided $500,000 of debtor-in-possession financing including $250,000 which was converted into equity in

Carolina.

As a result of the Court's confirmation of the Plan of Reorganization on May 26, 1994, the Company did not exercise its right of rescission to rescind its purchase of Carolina on or before

June 10, 1994. Accordingly, the Company considers its purchase of Carolina to have been consummated on May 26, 1994.

On April 18, 1994, the Company acquired all of the outstanding stock of H.F.S. Acquisition Co., Inc. and its subsidiaries Home Fitness Studios, Inc. and Home Fitness Studios of Florida, Inc. in exchange for 1,200,082 shares of Common Stock of the Company. Following the merger, H.F.S. Acquisition Co., Inc. changed it name to Home Fitness Studios Inc. ("HFS") and the original Home Fitness Studios Inc. changed its name to Home Fitness Studios North, Inc. As part of the purchase, the Company entered into a three year employment agreement with Edward B. Beam Jr. that appoints Mr. Beam as President and Chief Operating Officer of the Company. Since April 14, 1995, Mr. Beam has also served as Chairman of the Board and Chief Executive Officer of the Company. As explained more fully in Certain Transactions, Mr. Beam resigned as an officer and director of the Company on May 31, 1996.

The Company is structured so that Bio-Dyne Corporation owns 100% of Bio-Dyne North Corporation and HFS. Bio-Dyne North Corporation owns 100% of Carolina Fitness Equipment Inc. ("Carolina") and HFS owns 100% of each of Home Fitness Studios of Florida, Inc. and Home Fitness Studios North, Inc.

The Company's principal offices are located at 5400 Bucknell Drive, Atlanta, Georgia 30336 (telephone number 404-346-3100) and 3883 Pembroke Road, Hollywood, Florida 33021 (telephone number 954-963-2900).

Manufacturing Operations

Products

The Company currently manufactures and distributes over thirty products through its dealer network. The Company has two primary product lines - multi-station home gyms and free weight equipment. The Company offers five models of multi-station home gyms featuring single and multiple-stations which accommodate up to four individuals and have as many as 29 different exercise options. The Company's home gyms feature a patented linear bearing system which the Company believes allows users to perform several exercises that are not possible on other manufactured single stack home gyms.

The Company markets its home gyms under the name Dyna-Pak, EuroGym, Euro Elite Bio-dyne F-14 and A/B-1 Abdominal/Back Conditioning Machine. The suggested retail price for the Company's home gyms ranges between $600 and $3,000 for standard units, and up to $4,000 depending upon the number of options purchased.

The Company also markets a quality line of free weight benches. This line was developed to fill the void between bulky institutional benches and flimsy department store benches. A significant feature of the Company's free weight benches is the patented seat slide which allows the seat to be adjusted more quickly and easily than other competing free weight benches. The Company manufactures additional exercise equipment including the pro ab chair, hyper-extension/roman chair, butterfly bench, free standing lat machine, power lat, free standing leg extension/leg curl, leg press, free standing pro preacher, free standing vertical knee/dip, chin attachment for vertical knee/dip, plate rack, dumbbell rack, ab/back trainer, abdominal board, XP-12 flat/incline combo bench, flat/incline/decline bench, power rack, accessory stand, and handle bar dips.

During the first and second quarters ending June 30 and September 30 of each year, the Company's manufacturing sales are slow. The Company is presently seeking to acquire another product line or contract manufacturing work to augment its manufacturing schedule all year round. As of March 31, 1996, it has received contract orders for approximately $70,000.

Manufacturing and Suppliers

The manufacturing process consists of four major activities:

Metal Fabrication. Metal fabrication involves processing steel square tubing, cast steel and alloy materials by cutting, bending, drilling and welding steel components into frames for the Company's products. The Company has installed specialized material handling equipment and automated machines in order to automate much of the manual processing. The Company also has its own powder coat paint system. The Company believes that the powder coating operation provides the equipment with one of the finest and most durable finishes in the industry at a lower cost than much of its competition since many of the Company's competitors must send their parts to other vendors to have them coated. The Company believes it is one of the few manufacturers that owns its own powder coating system and hydraulic bending machines. The bending machines allow the Company's products to be designed to use fewer bolts and as a result the equipment is stronger and easier to assemble.

Upholstery Fabrication. All of the seats, benches and pressure cushions which are used for the Company's products are fabricated by the Company at its manufacturing facility.

Preparation and Painting. All of the metallic components of the company's products are finished with a dry powder coat.

Assembling and Packaging. As a quality control measure, frames are assembled prior to packaging. Precise packaging lists are checked and rechecked by a packager and supervisor. Completed products are shipped by land, sea or air according to instructions by the Company.

Suppliers. The variety of components required in the manufacture of the Company's products are purchased by the Company from independent vendors located primarily in the southeastern United States. The Company has no material purchase contracts with any of its vendors and its vendors are not obligated to supply products to the Company at any specified quantity or price levels. If the Company were unable to obtain components from these vendors on satisfactory terms, Management believes that alternative suppliers are available. However, there can be no assurance that such alternative sources would produce components of comparable quality, or sell products to the Company on prices and terms as favorable as those presently available from its current vendors.

Backlog of Orders and Major Customer

The Company generally ships its products as soon as practicable upon receipt of an order. The Company has not entered into any contracts involving standing orders or fixed production schedules. The Company's practice has been to manufacture products based upon orders received from its current dealer network and its major customers. As of March 31, 1996, the Company had a backlog of orders for its home gyms and specialty free weight equipment of approximately $137,000 as compared to approximately $157,000 as of March 31, 1995.

Champs Sports is a national sporting goods retailer that is owned by Woolworth's and has approximately 350 stores. Sales to Champs for the fiscal year ended March 31, 1995 accounted for approximately 14% of net sales and totaled approximately $2.8 million. In the past, Champs has allowed the Company to start shipping Fall and Christmas orders during the Summer. Champs is in an inventory reduction program and has delayed receipt of Fall and Christmas goods. Champs purchases of the Company's product in fiscal 1996 were reduced to approximately $750,000. Partially offsetting the sales decline to Champs, the Company's manufacturing operation has continued to successfully increase its sales to Sports & Recreation, a rapidly growing chain of sporting goods superstores. For the fiscal years ended March 31, 1995 and 1996, the Company had sales to Sports and Recreation of approximately $400,000 and $1.1 million. Sports & Recreation has supplanted Champs as the Company's largest customer, with an expected volume of approximately $1.5 to $1.7 million for the fiscal year ending March 31, 1997. While the Company believes that Champs will continue to be a customer of the Company, no assurances can be given in this regard.

The Company expects to fill substantially all of its current backlog orders at March 31, 1996 within fiscal 1997. These orders are cancelable by the Company's customers without penalty.

Product Warranty

The Company provides a lifetime warranty, on the products it manufactures, to original purchasers against defects in material and workmanship under which the Company agrees to repair or replace defective products or components. Defective products and/or components are returned by the purchaser either to the point of purchase for return to the Company for repair or are returned directly to the Company. To date, warranty expenses have not been significant.

Retail Operations


The Company operates seventeen retail and institutional high performance fitness equipment sales centers in four states (North Carolina, South Carolina, Virginia, and Florida) which sell equipment manufactured by various companies including Precor, Life Fitness, Aerobics Treadmills, Parabody, and Bio-Dyne. The stores sell treadmills, stationary bicycles, stairclimbers, home gyms, weight benches and other equipment and accessories to retail customers and to commercial customers such as spas, gyms, hotels, corporations and government agencies.

Marketing and Distribution

Manufacturing Operations

The Company markets its products primarily through its network of approximately 100 unaffiliated dealers and by participation in industry trade shows. The dealer network is located primarily along the eastern seaboard and in the midwest, with a lesser number of dealers on the west coast, and in Canada, Mexico and Japan. Each independent dealer is generally assigned an exclusive distribution territory. The Company's dealers have no obligation to purchase products from the Company, and such dealers may sell products of the Company's competitors. The Company's products are sold to the public by independent and chain specialty fitness retailers and sporting goods stores.

Retail Operations

The Company markets its retail products through a comprehensive promotional program which includes yellow pages, newspapers, television, and direct mail. The Company also markets itself to its existing customer base through follow-up campaigns conducted by its sales people and its service staff. These campaigns are designed to generate new revenues from the Company's existing customer base and to develop new customers through favorable word of mouth. Commercial sales are generated through direct sales calls, supported by yellow pages, direct mail, and lead generation programs designed in cooperation with the Company's key vendors.

Competition

Manufacturing Operations

The market for multi-station home gyms, exercise machines, weight benches and specialty free weight equipment is highly competitive. At least six companies - Parabody, Inc., Diversified Products, Paramount Fitness Equipment Corp., Pacific Fitness, Hoist Fitness Systems and Spirit Fitness Products manufacture exercise equipment similar to the Company. Some of these companies possess greater financial and other resources than the Company and have greater product name recognition. The Company also believes it is possible for other companies, both new enterprises and established members of the sporting goods industry, to enter the multi-station home gym, exercise machines and specialty free weight equipment market. The Company believes that the quality of its products and its ability to provide features that its competitors do not, such as unique design and adjustability, will enable the Company to compete successfully in the market for home exercise equipment. No assurance can be given, however, that the Company can or will be able to compete effectively with its competitors.

Retail Operations

The Company experiences substantial competition in the retail segment of its business from other specialty fitness equipment dealers, from general sporting goods stores, and on the low end of the category, from mass merchants and warehouse clubs. A substantial amount of exercise equipment is also sold via direct mail and by infomercials. Virtually all commercial product is sold through direct representational selling. Most of the product lines sold by the Company are considered within the industry to be the most technologically advanced lines available. When subjected to heavy use, such equipment requires frequent preventive maintenance service and periodic replacement of key moving parts. To support the Company's customer base, the Company maintains a trained staff of service technicians who provide both warranty and out-of-warranty service. As an inducement for the Company to provide this level of service for their customers a number of the Company's vendors maintain controlled distribution policies within the Company's territories. This gives the Company exclusive or near exclusive marketing rights in its markets for many of the products it sells. The Company believes that the high level of support and service it provides in its territories give it a competitive advantage on the high end of the marketplace. In the lower tiers of the market the Company has successfully gone to a strategy of every day low prices combined with selective promotions and a 30-day low price guarantee.

Patents and Trademarks

The Company owns two United States patents which were acquired in November 1989 from the previous owners of Bio-Dyne. One patent covers the seat slide for the Company's free weight bench which the Company believes allows the seat to be adjusted more quickly and easily than other similar free weight benches. The other patent relates to a linear bearing system that allows users of the Company's multi-station home gyms to perform several exercises that the Company believes are not possible on other manufactured single stack home gyms. The patents expire on June 26, 2007 and September 11, 2001, respectively.

The Company has registered the trademarks "DYNA-FLEX" and "DYNA-PAK 2000" in the United States. Management believes that protection of these trademarks is important to the ongoing success of the Company through its customers' affiliation of such marks with its current and future products.

Product Development

The Company has introduced various new products to increase its production and sales in its manufacturing operations. While these products met with favorable reception at the Sporting Goods Manufacturers Association Supershow in Atlanta in February, 1996, the depressed retail marketplace has made it difficult for the Company to open significant new accounts. Retailers, in the current environment, are reluctant to make the cash outlay to replace an existing product line in their stores with a new one, which would require purchasing a whole new line of floor models and stock.

During fiscal 1996 and 1995, the Company incurred approximately $130,000 and $122,000 in product development activities in its manufacturing operations. The Company intends to continue these development activities to develop enhancements and modifications to its current products and to develop new products and new product lines. Ronald Desiderio, a former principal of Bio-Dyne and the designer of the Company's patented seat slide and linear bearing system, continues to work in the Company's new product development department.

Government Regulation

The Company's manufactured products are subject to the provisions of the Federal Consumer Product Safety Act (the "FCPSA"), among other laws. The FCPSA empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous consumer goods. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous, and can require a manufacturer to repurchase products that are banned. Similar laws exist in some states and cities in the United States. The Company has not been the subject of any regulatory actions to date. There are various federal and state laws protecting consumers who purchase products from the Company's retail operations. The Company believes that it is in compliance with all applicable consumer protection laws.

Product Liability

Because of the nature of the Company's products, the Company may be subject from time to time to product liability claims associated with personal injuries. Significantly increased product liability claims continue to be asserted successfully against manufacturers throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. The Company currently carries a product liability insurance policy which provides annual coverage of up to $1 million per occurrence and $1 million in the aggregate. The Company is required to pay a $5,000 deductible for each claim.

The Company is aware of four claims for injuries arising out of the use of its equipment. In one claim, a lawsuit has been instituted seeking $75,000 in damages. In the second, a lawsuit has been filed without a specified claim, but a claim letter has been received asking $45,000 in damages. In the third claim, no lawsuit has yet been instituted, but a claim letter has been received alleging very serious injuries and claiming $20 million in damages. In the fourth claim, no lawsuit has been filed nor has any monetary claim yet been asserted. The Company is and intends to continue to vigorously defend all four claims. At this time, no assurances can be given as to the outcome of any of the actions.


Due to the uncertainty as to the nature and extent of manufacturers' and distributors liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be sufficient to cover any claims. The successful assertion or settlement of an uninsured claim, or a claim exceeding the Company's insurance coverage, could have a material adverse effect on the Company's results of operations and financial condition. In addition, there can be no assurance that insurance will remain available, or if available, that it will not be prohibitively expensive. Prior to receiving notice of the aforesaid $20 million claim, the Company has not been the subject or any material suits or legal proceedings relating to its products.

Employees

Manufacturing Operations

As of June 30, 1996, the Company's manufacturing operations employed a total of 42 full-time employees. The Company's employees are not covered by any collective bargaining agreements and management believes its employee relations to be good.

Retail Operations

As of June 30, 1996, the Company's retail operations employed a total of 87 employees. The employees are not covered by any collective bargaining agreements and management believes its employee relations to be good.

Recent Developments

On May 23, 1996, the Company entered into a two year, $1,000,000 Revolving Credit Agreement with Continental American Transportation, Inc. (Lender). The Agreement calls for Loans to the Company up to $1,000,000 in aggregate principal amount at any one time, with interest on the outstanding balance at 12% per annum, payable quarterly. The Company can prepay any part of the outstanding balance at any time with no prepayment penalty, with the full outstanding balance due on the termination date two years from May 23, 1996. Lender is obligated to provide funds five business days after so requested by the Company.

The Agreement provides for an Initial Advance of $300,000, which was made on May 23, 1996, and a Subsequent Advance of $150,000, which was made on May 31, 1996. Concurrent with the Subsequent Advance on May 31, 1996, five members of the Company's seven member Board of Directors resigned, namely Edward B. Beam, Jr., Edward B. Beam, Sr., L. Clark Brand, William C. Buck and Harvey Miller. Edward B. Beam, Jr. also resigned as Chairman, President, Chief

Executive Officer and Chief Operating Officer, and Harvey Miller also resigned as Executive Vice President, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer. David H. York, who remains as a Director, resigned as Assistant Secretary and Assistant Treasurer.


In accordance with the Company's by-laws, the two remaining Board members appointed three new Board members, namely Timothy Holstein to fill the Board seat vacated by Edward B. Beam, Sr. as a Class A director and to serve the remainder of his term until the 1998 Annual Meeting, Erik Bailey to fill the Board seat vacated by William A. Buck as a Class A director and to serve the remainder of his term until the 1998 Annual Meeting, and Brian Henninger to fill the Board seat vacated by Harvey Miller as a Class C Director to serve the remainder of his term until the 1997 Annual Meeting. The remaining two Board seats remain vacant. In addition, the Board appointed Timothy Holstein as Chairman and Chief Executive Officer, Erik Bailey as Chief Financial Officer and Brian Henninger as Secretary and Treasurer of the Company. The three new officers hold similar positions as directors and officers of the Lender.

Neither the Lender nor any of the new directors and officers have any beneficial ownership in the Company's capital stock.

Edward B. Beam, Jr. and Harvey Miller entered into amendments to their Employment Agreements on May 31, 1996, the date of the Subsequent Advance and of their resignations as directors and officers of the Company. The amendments provide for the termination date of each agreement to be changed to November 30, 1996, from April 18, 1997, salary of each to be increased to $15,000 per month from $12,500 per month, and provides that each employee must continue full time activities for the Company until June 30, 1996. In addition, both Mr. Beam Jr. and Mr. Miller entered into Amendments to Non-Qualified Stock Option Agreements on May 31, 1996 under the April 1994 Stock Option Plan of the Company, which allows both to exercise their previously granted stock options for 36 months from May 31, 1996. Mr. Beam, Jr. holds a grant for 100,000 stock options and Mr. Miller holds a grant for 250,000 stock options.

The Revolving Credit Agreement is secured by secondary security interests in all the assets of the Company's five wholly owned subsidiaries. In addition, the Company assigned to the Lender its interest in an existing UCC filing on the assets of Carolina Fitness Equipment, Inc. (a North Carolina corporation)
(CFE), a wholly owned subsidiary of the Company, which was granted to the Company to secure a $250,000 advance made to CFE as part of its 1994 bankruptcy.

The Revolving Credit Agreement required that half of the $450,000 Initial and Subsequent Advances be used to pay down the outstanding balance of the debt due to Edward B. Beam, Sr. and Carolyn M. Beam, and Edward B. Beam, Jr. (the Beam notes), leaving a aggregate balance due of $72,293 at May 31, 1996 on the Beam notes after the payments. On May 31, 1996, the Company entered into amendments to the Beam notes providing that they are due and payable in full on July 1, 1996. As of July 15, 1996 these payments have not been made. Upon payment in full, the Beams will cancel their current security interest in the assets of Home Fitness Studios, Inc. (a Florida corporation), and its two subsidiaries, which are wholly owned subsidiaries of the Company, leaving the Lender will sole security rights.

The Company has been informed that its line of credit with a factor is being reduced from $600,000 to $300,000. The Company is substantially past due in its obligations to trade creditors and for deposits from customers at March 31, 1996. As a result the Company is experiencing difficulty in obtaining merchandise to fill orders for which it has received deposits.

Due to the rapid deterioration of the Company's business resulting from its inability to purchase merchandise for its customers and material for its manufacturing operations, the Company must obtain sufficient capital from debt and/or equity financing in the immediate future. Failure to obtain sufficient additional capital will in all probability result in discontinuing all or parts of the Company's present business units in an effort to reduce losses and reduce the cash requirements of the Company's operations. In the event management is able to obtain sufficient additional capital to acquire merchandise to fill existing orders, there can be no assurance that the business can be profitable.

On May 31, 1996, the Company obtained a line of credit for $1,000,000 which resulted in a change in management control of the Company. The new management is attempting to arrange an additional equity investment in the Company, is negotiating to arrange mergers and contractual relationships with companies to provide additional business for the manufacturing operations as well as new lines of products for its retail operations, and is considering the divestiture of all or part of the Company's business units to reduce continuing losses and cash requirements. However, there can be no assurance that the Company will continue as a going concern in the event management elects to discontinue or sell part or all of its business units due to the deteriorating financial condition of all the business units. (See Note 2 to consolidated financial statement).

ITEM 2. PROPERTIES

In March 1992, the Company acquired an industrial building for the purpose of consolidating its operations to one location and to accommodate the expansion of the Company's business. The building is located in Atlanta, Georgia and has approximately 94,000 square feet of usable space. The Company believes that the manufacturing facility provides the Company with suitable warehouse space. On September 27, 1995, the Company sold its production facility in Atlanta for $1.1 million and entered into a ten year lease for the facility. The Company received net cash proceeds of approximately $433,000 after liquidating the mortgage on the property and paying related expenses. The transaction resulted in a profit of approximately $109,000, which will be recognized over the life of the lease.

The retail operations lease retail, office and warehousing space under operating leases expiring at various dates from May 1996 through June 2000. Minimum annual rental commitments under these leases are approximately $736,000 per year.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding or litigation, however, as described under product liability certain claims have been received by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1996 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In October 1991, the Company completed a public offering of 550,000 units (the "Units"), with each Unit consisting of two shares of Common Stock and one redeemable Common Stock Purchase Warrant (the "Warrants"). Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $4 per share on or before October 15, 1993; $5 per share between October 16,1993 and October 15, 1995; and $6 per share between October 16, 1995 and October 15, 1996. Pursuant to the anti-dilution provisions of the Warrants, each warrant now entitles the holder to purchase 1.40 shares at an exercise price of $4.29 until October 15, 1996. As of the date of this report, all 550,000 Warrants were outstanding.

The Company's Common Stock is traded in the over-the-counter market as a small cap issue under the National Association of Securities Dealers Automated Quotation System ("NASDAQ") symbols "BODY". The following table sets forth the high and low bid prices for the Common Stock and Warrants for the period indicated as reported by NASDAQ. Such amounts are quoted based on the closing bid prices. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                        Common Stock                    Warrants
                                                     -----------------              ----------------
FISCAL YEAR ENDED MARCH 31,1995                      High        Low                High       Low

First quarter ended June 30, 1994                    $1.118      $.563              $.094      $.094

Second quarter ended September 30, 1994              $.781       $.438              $.063      $.063

Third quarter ended December 31, 1994                $.844       $.438              $.125      $.063

Fourth quarter ended March 31, 1995                  $.750       $.500              $.188*     $.031*

FISCAL YEAR ENDED MARCH 31, 1996

First quarter ended June 30, 1995                    $.781       $.563

Second quarter ended September 30, 1995              $.813       $.438

Third quarter ended December 31, 1995                $.5625      $.250

Fourth quarter ended March 31, 1996                  $.375       $.125

* In March 1995, the Company's Warrants were removed from NASDAQ due to lack of activity.


On March 29, 1996, the closing bid price of the Common Stock was 5/32. As of April 25, 1996, there were approximately 116 holders of record of the Company's Common Stock. The number of holders of record does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. As of September 18, 1995, the record date of the last annual meeting, the approximate number of beneficial owners of the Company's Common Stock was 1,600. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. The Company does not have a current Registration Statement on file with the Securities and Exchange Commission relating to its warrants. The Company intends to file a Registration Statement with the Securities and Exchange Commission at such time as there is a reasonable likelihood that the Warrants will be exercised. Until such time as a Registration Statement is filed with and declared effective by the Securities and Exchange Commission, the Company's Warrants may not be exercised.

                  Remainder of page intentionally left blank

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto.

Results of Operations

All references to operating statement items in the discussion below are to data shown in the following table. The Company believes that, except as set forth herein, there are no other material factors affecting comparability of the periods.


                                               Year ended March 31,
                                  --------------------------------------------
($000  omitted)                     1996                      1995
                                  --------------------------------------------

Net sales                         $ 17,648       100.0%     $ 20,061    100.0%
Cost of goods sold                  13,652        77.4%       14,422     71.9%
                                  --------        -----     --------     -----
  Gross margin                       3,996        22.6%        5,639     28.1%
Selling, general and
  administrative expenses            6,407        36.3%        5,821     29.0%
Depreciation and amortization,
  less amortization of goodwill         88         0.5%           90      0.4%
Executixe separation expense           200         1.1%          400      2.0%
Amortization of goodwill               181         1.0%          152      0.8%
                                  --------        -----     --------     -----
    Loss from operations            (2,880)      -16.3%         (824)    -4.1%
Impairment of Goodwill                 325         1.9%
Interest expense, net                  145         0.8%          165      0.8%
                                  --------        -----     --------     -----
    Net Loss                      $ (3,350)      -19.0%     $   (989)    -4.9%
                                  ========        =====     ========     =====

The operating results for 1996 include the Company's two retail businesses and its manufacturing business for the entire year. The operating results for 1995 include the Company's two retail acquisitions (business combinations) made during that year from their date of acquisition, namely Carolina Fitness Equipment, Inc. (CFE) from May 26, 1994 and Home Fitness Studios, Inc. (HFS) from April 18, 1994 (see Note 1), as well as the results of the Company's previously existing manufacturing operations.

Net sales decreased approximately $2,413,000, or 12% compared to 1995 , primarily caused by a decrease in sales in the Company's manufacturing operation of approximately $2,340,000 for the year, or 44%, and a decrease in retail sales of approximately $73,000, or .5%. The Company's retail sales in the mid-Atlantic region in fiscal 1996 decreased 9% compared to fiscal 1995, with the Florida operation showing a 15% increase for the year.

Taking into account the lower sales in 1995 caused by the accounting for the timing of the retail acquisitions as explained above, total sales for the fiscal year 1996 on a comparable proforma basis were down approximately $4,000,000, or 18%, from fiscal year 1995 and retail sales were down approximately $1,800,000, or 11% on a comparable proforma basis.

The decrease in sales in the Company's manufacturing operations is caused by several conditions. Champs Sports, a national sporting goods retailer that is owned by Woolworth and has approximately 350 stores, has been, in the past, the Company's largest customer. Champs, whose purchases from the Company totaled approximately $2.8 million in the fiscal year ended March 31, 1995, reduced its orders from the Company to approximately $750,000 for the current fiscal year. Recent orders appears to indicate a possible increase in sales to Champs in fiscal 1997.

Partially offsetting the sales decline to Champs, the Company's manufacturing operation has continued to successfully increase its sales to Sports & Recreation, a rapidly growing chain of sporting goods superstores. For the fiscal years ended March 31, 1996 and 1995, the Company had sales to Sports and Recreation of approximately $1.1 million and $400,000, respectively. Sports & Recreation has supplanted Champs as the Company's largest customer, with an expected volume of approximately $1.5 to $1.7 million for the fiscal year ending March 31, 1997. While the Company believes that Champs will continue to be a customer of the Company, no assurances can be given in this regard.

Another factor in the decline of sales in the Company's manufacturing operation was the very tight labor market in Atlanta, the site of the Company's factory, during fiscal 1996 caused by the labor demands associated with the summer Olympics. The Company brought in a large number of new unskilled workers during the third fiscal quarter ended December 31, 1995, to meet peak demand in a fitness equipment market that has become much more seasonal in the past year. As a result, efficiencies were down substantially.

Further magnifying the Company's overall decline in sales from fiscal 1995 has been the continuing weakness in the market for fitness equipment. After several years of double digit growth, the market unexpectedly declined by over 15% in 1994, and continued to decline in 1995, even though a rebound was expected. As a result of this continuing sales decline, the industry is not as healthy as it once was, and several leading dealers have had to be reorganized, including the Company's largest customer in the specialty fitness dealer market. This industry weakness has had a negative impact on manufacturing operation sales, as key accounts have been put on credit hold or have had reductions made to their credit lines.

Gross profit decreased approximately $1,643,000, or 29%, in fiscal 1996 compared to 1995, and to 23% as a percentage of sales from 28% in 1995. These decreases are due to less efficient manufacturing operations in 1996 because of the significantly smaller throughput in the factory caused by the lower sales, and a reduction in retail margins of almost 4 percentage points.


Selling, general and administrative expenses (SG&A) increased approximately $586,000, or 10% in fiscal 1996 compared to fiscal 1995, due to the exclusion of approximately $700,000 of SG&A expenses of the retail companies in fiscal 1995 that occurred during the period prior to their acquisitions by the Company, as explained above.

Executive separation expense is down to $200,000 in 1996 from $400,000 in 1995. The 1995 expense was the compensation of the former Chairman from April 18, 1994 to March 31, 1995 and cost of the settlement with him. The 1996 expense is for the cost of the settlement with two executives that left the Company during fiscal 1997.

Loss from operations and net loss increased approximately $2,056,000 and $2,361,000, respectively, in fiscal 1996 compared to 1995, due to the reduced volume, lower margin and exclusion of expenses in fiscal 1995 incurred prior to the retail acquisitions and the writedown of goodwill.

The Company has introduced various new products to increase its production and sales in its manufacturing operations. While these products met with favorable reception at the Sporting Goods Manufacturers Association Supershow in Atlanta in February, 1996, the depressed retail marketplace has made it difficult for the Company to open significant new accounts. Retailers, in the current environment, are reluctant to make the cash outlay to replace an existing product line in their stores with a new one, which would require purchasing a whole new line of floor models and stock.

Through March 31, 1996, the Company has completed annualized cost savings of approximately $560,000, consisting of approximately $160,000 of reductions in executive headcount, $275,000 of reductions of store, warehouse and accounting personnel, $100,000 by closing three marginal or unprofitable stores and $25,000 by merging two stores in one market. The store closings were all effected at the lease termination dates. At June 30, 1996, the Company effected an additional $400,000 of annualized cost savings. The June 30, 1996 savings are approximately $270,000 in executive headcount and $130,000 in associated expenses.

Liquidity and Capital Resources

The Company had a line of credit with a bank, collateralized by the manufacturing accounts receivable, inventory and machinery and equipment, to provide loans up to an aggregate amount of $600,000, which expired on September 1, 1995 and was not renewed or extended by the bank.

On November 17, 1995, the Company entered into an agreement to factor its manufacturing receivables on a recourse basis. The agreement calls for advances of 80% of factored receivables under 90 days old. The Company is paying interest at 3% over the current prime rate of 8-3/4%. In addition, the Company pays a fee of 1-1.5% of each invoice factored. The Company has granted a security interest in all of the assets of its manufacturing operation, including inventory and equipment. In addition, the Company's two retail subsidiaries have guaranteed payment of the loan. The factoring agreement can be terminated by either party upon 30 days prior written notice, and presently has a $300,000 cap.

In March and June, 1995 the Company completed a private placement for the sale of 2,501,587 shares of its unregistered common stock to a group of investors. The Company received net proceeds of $632,000 .

The Company sold its production facility in Atlanta in late September, 1995, for $1,100,000 and has entered into a ten year lease for the facility. The sale generated net cash of $433,000 after liquidating the mortgage on the property and paying related expenses. The transaction resulted in a profit of $109,000 which is being amortized over the life of the lease. The Company's expense and cash outlay under the lease is not significantly different than the costs of ownership.

On May 23, 1996, the Company entered into a two year, $1,000,000 Revolving Credit Agreement with Continental American Transportation, Inc. (Lender). The Agreement calls for Loans to the Company up to $1,000,000 in aggregate principal amount at any one time, with interest on the outstanding balance at 12% per annum, payable quarterly. The Company can prepay any part of the outstanding balance at any time with no prepayment penalty, with the full outstanding balance due on the termination date two years from May 23, 1996. Lender is obligated to provide funds five business days after so requested by the Company. The Agreement provides for an Initial

Advance of $300,000, which was made on May 23, 1996, and a Subsequent Advance of $150,000, which was made on May 31, 1996. A further advance of $150,000 was made on June 25, 1996.

The Revolving Credit Agreement is secured by secondary security interests in all the assets of the Company's five wholly owned subsidiaries. In addition, the Company assigned to the Lender its interest in an existing UCC filing on the assets of Carolina Fitness Equipment, Inc. (a North Carolina corporation)
(CFE), a wholly owned subsidiary of the Company, which was granted to the Company to secure a $250,000 advance made to CFE as part of its 1994 bankruptcy.

The Revolving Credit Agreement required that half of the $450,000 Initial and Subsequent Advances be used to pay down the outstanding balance of the debt due to Edward B. Beam, Sr. and Carolyn M. Beam, and Edward B. Beam, Jr. (the Beam notes), leaving a aggregate balance due of $72,293 at May 31, 1996 on the Beam notes after the payments. On May 31, 1996, the Company entered into amendments to the Beam notes providing that they are due and payable in full on July 1, 1996. As of July 15, 1996 these payments have not been made. Upon payment in full, the Beams will cancel their current security interest in the assets of Home Fitness Studios, Inc. (a Florida corporation), and its two subsidiaries, which are wholly owned subsidiaries of the Company, leaving the Lender will sole security rights.


During the year ended March 31, 1996, the Company experienced a net decrease in cash of approximately $656,000, ending with a balance of approximately $286,000 at March 31, 1996. Cash was used to fund operating activities in the amount of approximately $790,000, primarily to fund the net loss of $3,002,000 after reducing it by the non-cash items of depreciation and amortization, offset by cash generated by a net decrease in current assets of $703,000 and a net increase in current liabilities of $1,101,000. The Company used approximately $321,000 of cash in investing activities, primarily to fund the reserve established as part of the Company's recent acquisitions. Financing activities generated approximately $455,000 of cash, approximately $296,000 by selling common stock in a private placement, borrowing approximately $156,000 from its factor and approximately $433,000 in net proceeds from the sales of its Atlanta facility, offset by repayments of $169,000 of its former line of credit and $261,000 of other debt.

The Company's cash increased by approximately $457,000 in 1995, ending with a balance of approximately $942,000 at March 31, 1995. The total amount included $822,000 generated from financing activities, primarily from the issuance of common stock to foreign and domestic investors of $1,815,000 offset by reductions in borrowings under the Line of Credit by $442,000, payments of notes payable of $351,000 and a payment in the bankruptcy settlement of Carolina of $200,000. Investing activities provided approximately $272,000 of cash, primarily from receipt of $860,000 of cash in the two new subsidiaries at the time of acquisitions offset by $506,000 to fund the reserves established as part of the Company's recent acquisitions. Cash of $637,000 was used in operating activities of the company, primarily for the following: $474,000 to fund an increase in current assets, $615,000 to fund the net loss after reducing it by the non-cash items of depreciation and amortization and offset by a net reduction of approximately $452,000 in current liabilities.

The Company has been informed that its line of credit with a factor is being reduced from $600,000 to $300,000. The Company is substantially past due in its obligations to trade creditors and for deposits from customers at March 31, 1996. As a result the Company is experiencing difficulty in obtaining merchandise to fill orders for which it has received deposits.

Due to the rapid deterioration of the Company's business resulting from its inability to purchase merchandise for its customers and material for its manufacturing operations, the Company must obtain sufficient capital from debt and/or equity financing in the immediate future. Failure to obtain sufficient additional capital will in all probability result in discontinuing all or parts of the Company's present business units in an effort to reduce losses and reduce the cash requirements of the Company's operations. In the event management is able to obtain sufficient additional capital to acquire merchandise to fill existing orders, there can be no assurance that the business can be profitable.

Management of the Company is reviewing the possibility of discontinuing all or parts of the Company's present business units in an effort to reduce losses and reduce the cash requirements of the Company's operations.

On May 31, 1996, the Company obtained a line of credit for $1,000,000 which resulted in a change in management control of the Company. The new management is attempting to arrange an additional equity investment in the Company, is negotiating to arrange mergers and contractual relationships with companies to provide additional business for the manufacturing operations as well as new lines of products for its retail operations, and is considering the divestiture of all or part of the Company's business units to reduce continuing losses and cash requirements. However, there can be no assurance that the Company will continue as a going concern in the event management elects to discontinue or sell part or all of its business units due to the deteriorating financial condition of all the business units. (See Note 2 to the consolidated financial statements).

Inflation

Inflation has not had a significant impact on the Company's results of operations to date.

                  Remainder of page intentionally left blank

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements and Schedules

                                                                           Page

BIO-DYNE CORPORATION AND SUBSIDIARIES

Reports of Independent Auditors ............................................20

Consolidated Balance Sheets at March 31, 1996 and 1995 .....................21

Consolidated Statements of Operations for the years ended
  March 31, 1996 and 1995...................................................23

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1996 and 1995 ......................................24

Consolidated Statements of Cash Flows
  for the years ended March 31, 1996 and 1995...............................25

Notes to Consolidated Financial Statements .................................26

Schedule V - Property, Plant and Equipment -
  For the years ended March 31, 1996 and 1995 ..............................42

Schedule VI - Accumulated Depreciation, Depletion and
  Amortization of Property, Plant and Equipment -
  For the years ended March 31, 1996 and 1995 ..............................43

Schedule IX - Short-Term Borrowings -
  For the years ended March 31, 1996 and 1995...............................44

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Bio-Dyne Corporation Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Bio-Dyne Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended and the financial statement schedules listed under item 7. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements refered to above present fairly, in all material respects, the financial position of Bio-Dyne Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles. Further, in our opinion, the financial statement schedules referred to above present fairly, in all material respects, the information set forth therein, when considered in relation to the consolidated financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash fows from operations, and has working capital and net tangible equity deficiencies at March 31, 1996. The Company also has insufficient working capital to satisfy its obligations to trade creditors and deposits from customers. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gleiberman Spears Shepherd & Menaker, P.A.

Charlotte, North Carolina
July 18, 1996

BIO-DYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995
($000 omitted)


ASSETS                                                  1996             1995

CURRENT ASSETS:
  Cash                                               $   286          $   942

  Due from factor                                        239               --


  Accounts receivable, net of allowance for
     doubtful accounts of $ 159 and $91                  564            1,001


  Inventories                                          2,095            2,662

  Prepaid expenses and other current assets              174              219
                                                     -------          -------
             Total current assets                      3,358            4,824

PROPERTY, PLANT AND EQUIPMENT, net                       499            1,526


DEPOSITS AND OTHER ASSETS                                113               92


GOODWILL, net of accumulated amortization
  of $333 and $152                                     2,064            2,570
                                                     -------          -------

                                                     $ 6,034          $ 9,012
                                                     =======          =======

See accompanying notes to consolidated financial statements

BIO-DYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995 (continued)
(000 omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY                                    1996         1995
CURRENT LIABILITIES:
  Accounts payable                                                   $ 2,432      $ 1,963
  Accrued expenses                                                       686          492
  Current portion of notes payable and capital lease obligations         437          819
  Due to factor                                                          156           --
  Line of credit                                                          --          169
  Customer deposits                                                      756          258
  Current portion of reserve for acquisition costs                       186          347
  Current portion of deferred gain on sale of building                    10           --
                                                                     -------      -------
             Total current  liabilities                                4,663        4,048

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
  net of current  portion                                                271          743

CAROLINA FITNESS EQUIPMENT CREDITORS SETTLEMENT                          450          450

RESERVE FOR ACQUISITION COSTS, net of current portion                     --          103

ACCRUED EXECUTIVE SEPERATION EXPENSE,
  net of current portion                                                  56          116

DEFERRED GAIN ON SALE OF BUILDING, net of current portion                 96           --
                                                                     -------      -------
             Total liabilities                                         5,536        5,460
                                                                     -------      -------

STOCKHOLDERS' EQUITY:
  Common stock, 100,000,000 shares authorized, $.01 par
      value, 10,313,529 and 7,420,442 issued and outstanding,
      net of treasury stock                                              103           75
  Common stock subscribed, 1,301,587 shares                               --           13
  Additional paid in capital                                           9,729        9,536
  Accumulated deficit                                                 (9,334)      (5,984)
                                                                     -------      -------
                                                                         498        3,640

  Less: Treasury stock, 85,106 shares, at cost                            --          (88)
                                                                     -------      -------
             Total stockholders' equity                                  498        3,552
                                                                     -------      -------
                                                                     $ 6,034      $ 9,012
                                                                     =======      =======

See accompanying notes to consolidated financial statements

BIO-DYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(000 omitted, except per share data)

                                                             Year Ended March 31,
                                                       ----------------------------
                                                            1996             1995

Net sales                                              $    17,648      $    20,061

  Cost of goods sold                                        13,652           14,422
                                                       -----------      -----------

                Gross margin                                 3,996            5,639

  Selling, general and administrative expenses               6,407            5,821

  Depreciation and amortization, less amortization
  of goodwill                                                   88               90

  Executive separation expense                                 200              400

  Amortization of goodwill                                     181              152
                                                       -----------      -----------

               Loss from operations                         (2,880)            (824)

   Impairment of Goodwill                                      325

  Interest expense, net of $17 and $25
  of interest income                                           145              165
                                                       -----------      -----------

Net loss                                               $    (3,350)     $      (989)
                                                       ===========      ===========

Net loss per common share                                     (.36)            (.14)
                                                       ===========      ===========

Weighted average shares outstanding                      9,374,276        6,694,028
                                                       ===========      ===========

See accompanying notes to consolidated financial statements

BIO-DYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000 omitted)

                                             Common      Common   Additional  Accumulated     Treasury        Total
                                              Stock       Stock      Paid-in      Deficit        Stock
                                                     Subscribed      Capital

BALANCE, MARCH 31, 1994                     $    36      $   --      $ 6,594      $(4,995)      $   --      $ 1,635

Issuance of 2,001,279 shares
under Regulation S offering                      20          --        1,170           --           --        1,190

Issuance of 468,770 shares
in private placements                             5          --          229           --           --          234

Issuance of 1,200,082 shares
for purchase of Home Fitness
Studios, Inc. and affiliates                     12          --        1,188           --           --        1,200

Issuance of 80,000 shares
for consulting services                           1          --           28           --           --           29

Exercise of 160,000 stock options                 1          --           --           --           --            1

Subscription of 1,301,587
shares in a private placement                    --          13          327           --           --          340

Purchase of 85,106 shares                        --          --           --           --          (88)         (88)

Net loss                                         --          --           --         (989)          --         (989)
                                            -------     -------      -------      -------      -------      -------

BALANCE, MARCH 31, 1995                          75          13        9,536       (5,984)         (88)       3,552

Issuance of 1,301,587 subscribed shares          13         (13)          --           --           --           --

Issuance of 1,200,000 shares
in a private placement                           12          --          280           --           --          292

Exercise of 391,500 stock
options                                           3          --            1           --           --            4

Cancellation of Treasury Stock                   --          --          (88)          --           88           --

Net loss                                         --          --           --       (3,350)          --       (3,350)
                                            -------     -------      -------      -------      -------      -------

BALANCE, MARCH 31, 1996                     $   103     $    --      $ 9,729      $(9,334)     $    --      $   498
                                            =======     =======      =======      =======      =======      =======

See accompanying notes to consolidated financial statements

BIO-DYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000 omitted)

                                                                Year Ended March 31,
                                                                --------------------
                                                                   1996       1995

OPERATING ACTIVITIES:
  Net Loss                                                       $(3,350)   $  (989)
                                                                 -------    -------
  Adjustments to reconcile net loss net cash used in operating
  Depreciation and amortization                                      348        374
  Imairment of Goodwill                                              325
  Recognition of deferred gain on sale of building                    (3)        --
  Changes in working capital:
    Due from factor                                                 (239)        --
    Accounts receivable, trade                                       437       (205)
    Inventory                                                        567       (260)
    Prepaid expenses and other assets                                 24         (9)
    Accounts payable                                                 469        786
    Customer Deposits                                                498       (205)
    Accrued expenses                                                 134       (129)
                                                                 -------    -------
      Total adjustments                                            2,560        352
                                                                 -------    -------
      Net cash used in operating activities                         (790)      (637)

INVESTING ACTIVITIES:
  Amount charged to acquisition reserve                             (264)      (506)
  Capital expenditures                                               (57)       (82)
  Acquisition cash                                                    --        860
                                                                 -------    -------
      Net cash flows provided by (used in) investing activities     (321)       272
                                                                 -------    -------

FINANCING ACTIVITIES:
  Net under line of credit                                          (169)      (442)
  Net borrowing from factor                                          156         --
  Repayment of notes payable                                        (854)      (351)
  Net proceeds from sale and leaseback of building                 1,026         --
  Net proceeds from issuance of common stock                         296      1,475
  Proceeds from private placement of common stock                     --        340
  Payment of bankruptcy settlement                                    --       (200)
                                                                 -------    -------
      Net cash flow provided by financing activities                 455        822
                                                                 -------    -------
NET (DECREASE) INCREASE IN CASH                                     (656)       457

CASH, BEGINNING OF PERIOD                                            942        485
                                                                 -------    -------

CASH, END OF PERIOD                                                  286        942
                                                                 =======    =======

See accompanying notes to consolidated financial statements

BIO-DYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Formation and Nature of Business - William E. York, Inc. was formed on October 13, 1989 to acquire Bio-Dyne Corporation ("Bio-Dyne") and ECBB Body Building, Ltd. ("ECBB"), which collectively develop, manufacture, and distribute fitness equipment. On November, 30, 1989, the Company acquired 100% of the stock of Bio-Dyne and ECBB for $1,406,000 consisting of $1,350,000 in cash and a $56,000 short-term note for future consulting services.

The Company manufactures and sells physical fitness equipment principally for resale to retailers throughout the United States. The Company also sells a full range of physical fitness equipment and accessories of various manufacturers to retail consumers and to commercial and institutional users through its Carolina Fitness Equipment, Inc. (Carolina) and Home Fitness Studios, Inc. (HFS) stores (see Note 3.)

Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates- The timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, reserve for obsolete inventory, the measurement and evaluation of goodwill and the liability for the Carolina Fitness Equipment Creditors Settlement. It is reasonably possible that a change in one or more of these estimates could occur in the near term due to the conditions prevalent in the industry, changes in technology and competition and whether the Company continues as a going concern.

Revenue Recognition - Revenue from product sales is recognized at the time the product is shipped or sold through retail outlets.

Inventories - Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

Property, Plant, Equipment and Depreciation - Property, plant and equipment is stated at cost less accumulated depreciation. Plant and equipment of Carolina and HFS were recorded at their estimated fair value. For financial statement purposes, depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging generally from 5 to 31 years. For income tax purposes, depreciation is computed using straight-line and accelerated methods over allowable tax lives.

Intangible Assets - Goodwill generated by the acquisitions of Carolina and HFS is being amortized on a straight line basis over a fifteen year period. At each balance sheet date, the Company evaluates the realizability of its goodwill to determine if an impairment has incurred. The Company measures the value of its goodwill based on the estimated market value of the Company's common stock outstanding, at the time of the evaluation, as it relates to the relative value of the subsidiaries acquired to the Company as a whole. Management believes this method of evaluating goodwill is a better method than evaluating goodwill through estimated future undiscounted cash flows, as it is not practicable to accurately estimate such future cash flows adequately to provide a realistic valuation of the goodwill. Based on the most recent analysis, the Company recorded an impairment of goodwill of $325,000 at March 31, 1996.

Deferred financing costs are being amortized over the term of the related debt agreements, primarily nine to fourteen months.

Patents are amortized on a straight-line basis over their remaining legal lives.

Supplemental Disclosure of Cash Flow Information:

                                            Year Ended March 31
                                            -------------------
                                                1996     1995

                                               ($000 omitted)

Cash paid for interest                         $ 162    $ 190
Common stock issued in exchange for services      --       28
Deferred gain on sale of building                106       --
Treasury stock acquired for note payable          --       88
Cancellation of treasury stock                   (88)      --

Net Loss Per Common Share - Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. Shares subject to the escrow arrangement described in Note 14 have been excluded from the computations of net loss per common share for all periods presented.

Shares issuable upon the exercise of common stock options are not included in the computation as their effect is not dilutive.

2. GOING CONCERN BASIS

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements the Company has suffered recurring losses and negative cash flows from operations and has working capital and tangible net equity deficiencies at March 31, 1996. In addition, the Company has been informed that its line of credit with a factor is being reduced from $600,000 to $300,000. The Company is substantially past due in its obligations to trade creditors and for deposits from customers at March 31, 1996. As a result the Company is experiencing difficulty in obtaining merchandise to fill orders for which is has received deposits.

These conditions and events create substantial doubt about the Company's ability to continue as a going concern.

Due to the rapid deterioration of the Company's business resulting from its inability to purchase merchandise for its customers and material for its manufacturing operations, the Company must obtain sufficient capital from debt and/or equity financing in the immediate future. Failure to obtain sufficient additional capital will in all probability result in discontinuing all or parts of the Company's present business units in an effort to reduce losses and reduce the cash requirements of the Company's operations. In the event management is able obtain sufficient additional capital to acquire merchandise to fill existing orders, there can be no guarantee that the business can be profitable.

Managment of the Company is reviewing the possibility of discontinuing all or parts of the Company's present business units in an effort to reduce losses and reduce the cash requirements of the Company's operations, going forward.

On May 31, 1996, the Company obtained a line of credit for $1,000,000 which resulted in a change in managment control of the Company (See Note 18). The new management is attempting to arrange an additional equity investment in the Company, is negotiating to arrange mergers and contractual relationships with companies to provide additional business for the manufacturing operations as well as new lines of products for its retail operations, and is considering the divestiture of all or part of the Company's business units to reduce continuing losses and cash requirements. However, there can be no assurance that the Company will continue as a going concern in the event management elects to discontinue or sell part or all of its business units due to the deteriorating financial condition of all of the business units.

The consolidated financial statements do not reflect any adjustments that may be required due to the ultimate outcome of this uncertainty.

3. BUSINESS COMBINATIONS

On February 10, 1994, the Company entered into an agreement to acquire all of the outstanding stock of Carolina for $100 and an obligation to obtain the releases of James H. Heafner, its sole stockholder, from certain guarantees of obligations of Carolina. The Company reserved the right to rescind the purchase of the shares until June 10, 1994. On April 19, 1994, Carolina filed a voluntary prepackaged Chapter 11 petition under the United States Bankruptcy Code to seek confirmation of a Plan of Reorganization. On May 26, 1994, Carolina's Plan of Reorganization was confirmed by the Court. As part of such plan, the Company provided $500,000 of debtor-in-possession financing, including $250,000 which was converted into equity in Carolina. As a result of the Court's confirmation of the Plan of Reorganization on May 26, 1994, the

Company did not exercise its right to rescind its purchase of Carolina. Accordingly, the Company considers its purchase of Carolina to have been consummated on May 26, 1994.

On April 18, 1994, the Company acquired all of the outstanding stock of HFS in exchange for 1,200,082 shares of the company's common stock. In connection with the Company's acquisition of HFS, the Company granted to a former shareholder of HFS, who was now an officer and director of the Company, options to purchase 100,000 shares of the Company's common stock at the then fair market value. In addition, certain stockholder loans in the aggregate amount of $345,000 that are owed to former HFS stockholders were assigned to and assumed by the Company.

Carolina and HFS are each engaged in sales of high performance fitness equipment and related merchandise in retail stores and to commercial users. The acquired companies operate nine and eight stores, respectively.

The total purchase price of the acquired companies was approximately $3,345,000, including approximately $1,111,000 of direct acquisition costs and approximately $443,000 of liabilities accrued for costs to be incurred in accordance with a plan to exit certain activities of Carolina and HFS. The acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets and liabilities of the acquired companies based on their estimated fair values as of the dates of the acquisitions. The cost in excess of the net assets acquired was approximately $2,722,000 and is being amortized on the straight-line basis over 15 years. Direct acquisition costs of Carolina include the costs of filing the Chapter 11 bankruptcy petition and obtaining confirmation of the plan of reorganization .

The Company completed a Regulation S offering of 2,001,270 shares of its common stock to overseas investors in May 1994 for $1,190,000, which was used to partially finance the acquisitions.

The unaudited proforma information which follows assumes the acquisitions described above occurred at the beginning of the respective year presented after giving effect to certain adjustments. The proforma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

                                                     (Unaudited)
                                            Proforma Results of Operations
                                                 Year Ended March 31
                                            ------------------------------
                                                         1995
                                        ($000 omitted, except per share data)

Net sales                                              $21,846
                                                       -------
Net Loss                                               $(1,211)
                                                       -------
Net loss per share                                     $ ( .17)
                                                       -------

Prior to the consummation of the acquisitions management established a plan to combine the accounting and corporate administrative functions of the combined company. Subsequent to the effective date of the acquisitions, it was determined that the combined accounting and corporate administrative departments would be located in a common facility with the warehouse and marketing departments of HFS in Hollywood, Florida.

The Plan provided for the termination of all Carolina accounting and corporate administrative personnel, except certain key personnel who were relocated to the new corporate office. Liabilities for exit costs assumed and included in the purchase price allocated to assets and liabilities of the acquired companies are as follows:

Severance pay to the former stockholder of Carolina                      $  85

Cost of closing and relocating Carolina and HFS corporate facilities       236

Relocation costs of key Carolina employees                                 122
                                                                         -----
                                                                         $ 443
                                                                         =====

A retail store and a service and warehousing facility located in the same leased building as the Carolina corporate office were moved to other locations in Charlotte. Of the total liability for exit costs assumed, approximately $264,000 and $726,000 were paid and charged against the liability during the years ended March 31, 1996 and 1995 respectively.

4. INVENTORIES

Inventories consisted of the following:

                                 March 31
                           --------------------
                            1996          1995
                              ($000 omitted)

Raw materials              $  459        $  544
Work in process                43            98
Finished goods                169           184
Retail                      1,424         1,836
                           ------        ------
                           $2,095        $2,662
                           ======        ======

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment was comprised of the following:

                                         March 31
                                   --------------------
                                    1996          1995
                                      ($000 omitted)

Building and improvements          $   --        $1,037
Machinery and equipment               795           795
Furniture and fixtures                301           235
Autos and trucks                      119           131
                                   ------        ------
                                    1,215         2,198
Less accumulated depreciation         716           672
                                   ------        ------
                                   $  499        $1,526
                                   ======        ======

6.   LINE OF CREDIT

The Company had a line of credit with a bank to provide loans up to the aggregate amount of $700,000 which matured on July 15, 1994 but was extended on a month to month basis. On November 17, 1994, the Company negotiated an extension of the credit line to August 1, 1995, subsequently extended to September 1, 1995 and a change in some of its terms. Under the new arrangement, the borrowing capacity of the credit line was the lesser of $600,000 or 70% of eligible accounts receivable with interest payable at prime plus 2% (11% at March 31, 1995). The credit line was collateralized by a first priority lien on all tangible assets other than the building and was guaranteed by the prior chairman.

The line of credit contained certain restrictive covenants which include maintaining a current ratio of 1 to 1, net worth of at least $3,600,000, a worth/debt ratio of at least .4 to 1, maximum total liabilities of $6,500,000 and restrictions on capital expenditures, payment of dividends, issuance of new stock or debt, and future acquisitions. The Company was in violation of the net worth covenant at March 31, 1995, but has received a waiver from the Bank.

As of March 31, 1995 the Company's outstanding balance under the line of credit was approximately $169,000.

The line of credit expired on September 1, 1995 and was not renewed or extended by the bank.

7. DUE TO FACTOR

On November 17, 1995, the Company entered into an agreement to factor its manufacturing receivables on a recourse basis. The agreement calls for advances of 80% of factored receivables under 90 days old. The Company is paying interest at 3% over the current prime rate of 8-3/4%. In addition, the Company pays a fee of 1-1.5% of each invoice factored. The Company has granted a security interest in all of the assets of its manufacturing operation, including inventory and equipment. In addition, the Company's two retail subsidiaries have guaranteed payment of the loan. The factoring agreement can be terminated by either party upon 30 days prior written notice. Subsequent to March 31, 1996, the Company was informed that its line of credit with the factor was being reduced from $600,000 to $300,000.

8. CAROLINA FITNESS EQUIPMENT CREDITORS SETTLEMENT

As part of its confirmed bankruptcy Plan, Carolina provided secured creditors 100% of their recorded claims. The Plan also provides that unsecured claims, which totaled approximately $3,311,000 at the time of the confirmation, will receive a maximum aggregate settlement amount approximating $650,000, $200,000 of which was paid by Carolina into a bankruptcy disbursement account for the benefit of the unsecured creditors on May 26, 1994, the effective date of the Plan. The remaining $450,000 is scheduled for payout over a three year period from the May 26, 1994, confirmation date. The Plan calls for a payment of an amount equal to the lesser of $150,000 or net operating income before taxes in excess of $250,000 for each year, with the accumulated shortfall, defined as the amount less than $150,000 each year, carrying over until the third anniversary date of the confirmation or May 26, 1997, at which time all unpaid settlement amounts will be discharged.

9. LOANS FROM STOCKHOLDERS

At March 31, 1996 and 1995, the Company owed former owners of HFS, who are now stockholders of the Company, $300,000 and $335,000, respectively, for unsecured loans made to HFS and assumed by the Company upon the acquisition of HFS (See
Note 10). One of the stockholders was an officer and director and another was a director of the Company until May 31, 1996. (See Note 18.) The loans bear interest at 12% payable monthly and required the Company to issue stock options at September 1, 1994, April 1, 1995 and September 1, 1995 based upon the amount of debt outstanding at those dates. The Company has issued options to purchase 67,000 common shares under this provision of the loans through April 1, 1995.


During fiscal 1996, the company renegotiaited the terms of the loans so that amortization began on September 1, 1996, for a seven year term, with interest increasing to 15% on September 15, 1995.

Subsequent to year end, the Company renegotiated the terms of the loans in connection with the change in control of the Company (see note 18) so that the outstanding principal balance was paid down to $72,000 on May 31, 1996. The remaining outstanding principal balance shall continue to accrue interest at a rate of 12% and was due and payable on July 1, 1996. As of July 15, 1996, the remaining principal balance and any accrued interest had not been paid.

10. NOTES PAYABLE

Notes payable and capital lease obligations consists of the following:

                                                                         Year Ended March 31
                                                                         -------------------
                                                                          1996         1995
                                                                            ($000 omitted)

Note payable to an insurance company at 10%, due in monthly
  installments of $8,756, with $50,000 due on July 1, 1995 and the remaining balance payable on March 31, 1996;
  collateralized by a building                                           $  --        $ 656

Note payable to stockholders at 12% to August 30, 1995 and
  15% thereafter, due in monthly installments of $3,988 starting
  September 1, 1996 to 2003 (see Note 9)                                   300          335

Note payable to a financial institution at interest rates ranging from zero to prime plus 3% over the life of the note, due in
  monthly installments of $2,796 to $8,388  to 1999                        232          287

Note payable by Carolina to a bank, without interest, due in
  monthly installments of $3,078 to 1999                                   106          134

Note payable to a bank, with interest rates ranging from zero to prime plus 3% over the life of the note, due in monthly
  installments of $425 to $1,274 to 1999                                    33           43

Note payable at 7%, due in monthly installments of $7,651                   --           23

Capital lease obligations (see Note 11)                                     37           84
                                                                         -----        -----
                                                                           708        1,562
Less current portion                                                       437          819
                                                                         -----        -----

Long-term portion
                                                                         $ 271        $ 743
                                                                         =====        =====

Aggregate annual maturities of long-term debt and capital lease obligations at March 31, 1996 are summarized as follows:


Year ending March 31                                              Amount
                                                              ($000 omitted)
        1997                                                      $ 437
        1998                                                        111
        1999                                                        110
        2000                                                         50
                                                                  -----
                                                                  $ 708
                                                                  -----

11.  LEASE OBLIGATIONS

Capital Leases - The Company has certain assets acquired under capital lease obligations. The assets under capital leases are recorded at cost and are being depreciated over the their estimated useful lives. The cost and accumulated amortization of property and equipment under such capital leases at March 31, 1996 and 1995 are summarized as follows:


                                    1996      1995

                                   ($000 Omitted)

 Machinery and equipment           $  51     $  51
 Office equipment                      9         9
                                   -----     -----
                                      60        60
 Less accumulated depreciation       (30)      (20)
                                   -----     -----

 Total                             $  30     $  40
                                   -----     -----

Minimum future payments as of March 31, 1996 under capital lease obligations are summarized as follows:

Year Ending March 31                                            Amount
                                                            ($000 omitted)
1997                                                             $ 30

1998                                                               15
                                                                 ----

Total minimum lease payments                                       45
  Less amount representing interest                                (8)

Total obligations under capital leases                             37

Less current portion of obligations under capital leases          (24)
                                                                 ----
Long-term obligations under capital leases                       $ 13
                                                                 ----

Operating Leases - At March 31, 1996 the Company has commitments for nineteen separate retail and warehouse/office locations with remaining lease periods ranging from two months to five years. Certain of the leases provide for renewal options of up to six years and for contingent rentals based upon sales over certain levels. On September 27, 1995, the Company sold its production facility in Atlanta for $1.1 million and entered into a ten year lease for the facility. Minimum future payments as of March 31, 1996 for non-cancellable operating lease obligations are summarized as follows:

Year Ending March 31,              Amount
                               ($000 omitted)

1997                               $  736
1998                                  590
1999                                  458
2000                                  330
2001                                  184
Thereafter                            730
                                   ------
Total minimum lease payments       $3,028
                                   ------

Rent expense for the years ended March 31, 1996 and 1995, was approximately $895,000 and $898,000, respectively. The Company incurred no contingent rent expense in any of the years.

12. EMPLOYEE BENEFIT PLAN

Carolina provides a 401(k) profit sharing plan for all of its employees over 21 years of age with one year of service. Carolina makes matching contributions equal to 50% of the first 5% of each participant's compensation that is contributed. Additional contributions to the plan are at the discretion of Carolina's Board of Directors. Matching contributions under the 401(k) were approximately $11,000 for the year ended March 31, 1996 and $7,000 for the ten months ended March 31, 1995. There was no discretionary profit sharing contribution in 1996 and 1995.

13. INCOME TAXES

The Company records provision for income taxes using the liability method of accounting for income taxes under SFAS No 109 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting using enacted tax rates. Deferred tax expense (benefit) results from the change during the year of the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The net deferred tax assets at March 31, 1996 and 1995 are as follows:

                                  1996             1995
                                      ($000 Omitted)

Deferred Tax Asset                 2,651          $1,483
Valuation Allowance               (2,651)         (1,483)
                                  ------          ------
Net Deferred Tax Asset            $   --          $   --
                                  ------          ------

The net change in the valuation allowance is $1,168,000.

The deferred tax asset results primarily from the future tax benefit of nondeductible accruals and net operating loss carryforwards totaling approximately $8,511,000. Included in such net operating loss carryforward is the recognition of stock option compensation expense for financial statement purposes of approximately $1,983,000 which is not recognized for income tax purposes until such options are exercised. The valuation allowance relates primarily to the uncertainty of the future realization of the benefit from such net operating loss carryforwards and benefit of currently non-deductible accruals.

At March 31, 1996, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $6,416,812 which if not utilized, begin to expire in the year 2005.

14.  STOCKHOLDERS' EQUITY

Common Stock

Initial Public Offering

In October 1991, the Company successfully completed an initial public offering of 550,000 units ("Units") consisting of 1,110,000 shares of common stock and

550,000 common stock purchase warrants at $6.00 per Unit. Each Unit consisted of two shares of the Company's $.01 par value common stock and one stock purchase warrant (the "Warrant") redeemable at the option of the Company. The Warrants are subject to redemption by the Company for $.05 per Warrant, on 30 days written notice, at any time commencing 90 days from the date of the initial public offering.

The Warrants are exercisable and transferable separately from the common stock. Each Warrant entitles the holder thereof to purchase at any time until the fifth anniversary of the effective date of the initial public offering, one share of common stock at a price of $4.00 per share during the first 24 months; $5.00 per share during the following 24 months; and $6.00 per share during the remaining 12 months.

In connection with the offering, the Company issued a warrant to the underwriter to purchase 55,000 Units, exercisable over a period of four years commencing October 16, 1992 at a price of $7.20 per unit.

In connection with the Regulation S offering of the Company's common stock and pursuant to the anti-dilution provisions of the warrants, each warrant currently entitles the holder to purchase 1.18 shares at an exercise price of $4.22 until October 15, 1995, and thereafter at $5.07 until October 15, 1996. Similarly, the warrants issued to the underwriter entitle the holder to purchase 1.18 units at an exercise price of $6.08.

No warrants have been exercised as of March 31, 1996.

Escrow Shares

Prior to the October, 1991 initial public offering, the stockholders of the Company placed in escrow 150,000 shares of common stock (the "Escrow Shares"). The stockholders whose shares are held in escrow will continue to vote their respective Escrow Shares; however, the Escrow Shares are not assignable or transferable.

For any fiscal year during the term of this agreement where after-tax earnings per share is at least $.75, all Escrow Shares shall be released from escrow and returned to the stockholders. Finally, if prior to the fifth anniversary of the date of this agreement, the closing bid price of the Company's common stock, as reported on NASDAQ, averages in excess of $11.00 during any 30 consecutive trading periods, the Escrow Agent shall deliver all of the Escrow Shares to the stockholders of the Company.

In addition, if at any time during the term of the agreement the Company's officers exercise all, or at least 50,000, of the certain stock options held by them for the purchase of an aggregate of up to 659,680 shares of common stock, then an aggregate of 50,000 shares issued upon exercise of such option(s) shall be placed in escrow pursuant to the agreement.

If the escrow shares are not released in accordance with the agreement, the Escrow Shares, as well as any related dividends or other distributions, will be contributed to the capital of the Company.

Other Stockholders' Equity Transactions

During April and May, 1994, the Company completed a Regulation S offering of 2,001,270 shares of its common stock to foreign investors and received net proceeds of $1,190,000 from the issuance of such shares.

In August 1994, the Company completed a private placement of 468,770 shares of its unregistered common stock to a group of officers, directors and third parties under Rule 144 of the Securities Act of 1933 and received proceeds of $224,385 and the forgiveness of $10,000 of debt it owed one of its officers.

In March 1995, the Company received proceeds of $340,000 for the sale of 1,301,587 shares of its unregistered common stock in a private placement to a group of investors under Rule 144 of the Securities Act of 1933. The shares were issued in June 1995. In June 1995, the Company completed the private placement by selling an additional 1,200,000 shares of its unregistered common stock, for which the Company received $175,000 and a secured note for $125,000, which was paid in July, 1995. These shares were issued in August 1995.

In November, 1993, the Company issued 85,106 shares of unregistered common stock to one of the Company's attorneys for legal services of $85,106 rendered for the year ended March 31, 1994. In July 1994, the Company repurchased these shares for $88,418. In connection with the repurchase, the Company issued a note which has a remaining balance of approximately $23,000 at March 31, 1995. The 85,106 shares are included as treasury stock in the financial statements at March 31, 1995, and were retired by the Company during the fiscal year ended March 31, 1996.

At the Annual Meeting in September 1994 the Company's shareholders approved an increase in authorized shares of common stock to 100,000,000 shares.

Stock Options

On November 30, 1989, the Company entered into five-year employment agreements with two of its officers. Along with other provisions of this agreement, the Company granted an option to one officer to purchase 60,800 shares of common stock at a rate of 12,160 shares annually at a purchase price of $.01 per share, of which 23,320 options were exercised in 1990 and 1991. Furthermore, in 1989 the

Company also granted to these two officers options to purchase up to 399,000 and 224,200 shares of common stock, respectively, based on the levels of annual earnings during the next five years at a purchase price of $.01 per share. These stock options became 100% vested upon the initiation of the public offering of the Company's common stock. During the fiscal years ended March 31, 1996 and 1995, 391,500 and 160,000 of these options were exercised, respectively. At March 31, 1996, there were 108,180 options outstanding and exercisable under these stock option agreements.


In November, 1991, the Company adopted a non-qualified stock option plan (the "1991 Plan") to permit employees to purchase 100,000 shares of the Company's common stock. Options granted under the Plan are exercisable under terms and conditions set by the Board of Directors, which state among other things that employees are 100% vested after two years from the date of grant. No options have been exercised under the Plan as of March 31, 1996.


Transactions involving the Plan are summarized as follows:

                                           Number   Option Price
                                         of Shares    Per Share       Total

Options outstanding at March 31, 1991        9,500        $2.25     $ 21,375
   Granted during 1992
                                          --------     --------     --------

Options outstanding at March 31, 1992        9,500                    21,375
   Granted during 1993                      19,800         2.69       53,262
                                          --------     --------     --------

Options outstanding at March 31, 1993       29,300                    74,637
   Granted during 1994                      20,900         1.25       26,125
                                          --------     --------     --------

Options outstanding at March 31, 1994       50,200                   100,762
   Granted during 1995                      20,000         .125         2500
                                          --------     --------     --------

Options outstanding at March 31, 1995       70,200                   103,262
   Granted during 1996
                                          --------                  --------

Options outstanding at March 31, 1996       70,200                  $103,262
                                          ========                  ========

In April 1994, the Company adopted a non-qualified stock option plan ("the 1994 Plan") to permit officers, directors, consultants, and employees of the Company to purchase up to 1,000,000 shares of the Company's common stock. Options granted under the 1994 Plan are exercisable under terms and conditions set by the Board of Directors, which currently provide, among other things, that the exercise price shall not be less than the then current fair market value of the shares of common stock subject to the option on the date of grant. In April 1994, two officers were granted options to purchase an aggregate of 344,914 shares of common stock of the Company pursuant to this Plan at a price of $1.0625. In April 1995 the Board of Directors authorized a reduction in the price of these options to $0.6875, the then current market price. An additional 50,000 options were granted in April 1994 at a price of $1.0625 to five employees of the Company, of which 10,000 were subsequently canceled upon the termination of one of the recipients.

In September, 1994, 384,500 options were granted under the 1994 Plan at a price of $0.59375, of which 13,500 were subsequently canceled upon the termination of several of the recipients.

In March 1996, 155,000 options were granted under the the 1994 plan at a a price of $0.125, of which 21,500 were subsequently cancelled upon termination of several of the recipients.

At March 31, 1996 there were 130,586 options available to be granted under the 1994 Plan.

Bridge Loan

In September 1991, the Company obtained bridge loans in the aggregate principal amount of $150,000 from two unaffiliated lenders for the partial payment of expenses relating to the initial public offering. The Company repaid these loans following the closing of the offering in October 1991. The lenders received warrants to purchase 150,000 shares of common stock at $1.00 per share. If unexercised, the warrants expire five years from the date of issuance.

Other Stock Options

During the year ended March 31, 1994, the Company's Board of Directors authorized the Company to issue to various outside consultants options to purchase 1,600,000 shares of common stock, in total, at exercise prices ranging from $.75 to $1.00 per share pursuant to certain consulting agreements. Options with respect to 1,150,000 shares were exercised during the year ended March 31, 1994, resulting in net proceeds of $950,000. Consulting expense associated with these options was approximately $453,000 for the year ended March 31, 1994. All remaining options were terminated prior to March 31, 1994.

During the year ended March 31, 1994, the Company's Board of Directors authorized the Company to issue to certain shareholders of HFS options to purchase 55,000 shares of common stock, in total, at $.01 per share pursuant to certain consulting agreements. One of those HFS shareholders was an officer and director and another was a director of the Company until May 31, 1996. Compensation expense associated with these options was approximately $61,000. These options were exercised in full in May 1994.

15. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the year ended March 31, 1996 and 1995, sales to one customer were approximately $727,000 or 4% and $2,771,000 or 14% of net sales, respectively. This customer accounted for approximately $18,000, or 2% and $143,000, or 14%, of acounts receivable at March 31, 1996 and 1995, respectively. The Company has no other significant concentrations of credit risk.

16. FOURTH QUARTER ADJUSTMENTS

As of March 31, 1996 the Company recorded an adjustment to recognize the impairment of goodwill of $325,000.

As of March 31, 1995, the Company recorded net adjustments to goodwill related to its business combinations during the year then ended of approximately $515,000. The adjustments reflect additional direct acquisition costs of $121,000, of which $46,000 had previously been charged to expense, and an increase in the acquisition price of $150,000 to properly reflect the fair market value of stock exchanged for one of the acquired companies on the date of acquisition.

The Company also reversed amounts previously recorded as part of the purchase price of the acquired companies as follows:

Executive separation expense                                              $400

Reduction of the estimate of direct costs of the acquisitions, net         247

Reduction of fair value as of the acquisition date
  of acquired inventory determined to be slow moving                        79

Stock issuance cost                                                         60
                                                                          ----
                                                                          $786
                                                                          ----

The Company also recorded an adjustment of $60,000 to reduce legal expenses in the fourth quarter to properly reflect payments on a note payable to an attorney previously charged to expense.

The net effect of these adjustments was to increase the net loss in the fourth quarter of fiscal year 1995 by approximately $285,000, of which approximately $42,000, $25,000 and $26,000, net, should have been charged to expense in the first, second and third quarters, respectively.

17. CONTINGENCIES

The Company is subject to a number of lawsuits and claims (some of which involve sustantial amounts) arising out of the conduct of its business, including product liablility claims associated with personal injuries.

The Company is aware of 4 claims arising out of the use of its equipment. In one claim, a lawsuit has been instituted seeking $75,000 in damages. In the second, a lawsuit has been filed without a specified claim, but a claim letter has been received asking for $45,000 in damages. In the third claim, no lawsuit has yet been instituted but a claim letter has been received alleging very serious injuries and claiming $20 million in damages. In the fourth claim, no lawsuit has been filed nor has any monetary claim yet been asserted. No minimum or range of losses associated with the ultimate outcome of these uncertainties is presently determinable and no provision for such losses have been included in the consolidated financial statements.

18. SUBSEQUENT EVENTS

On May 23, 1996, the Company entered into a two year, $1,000,000 Revolving

Credit Agreement with Continental American Transportation, Inc. (Lender). The Agreement calls for Loans to the Company up to $1,000,000 in aggregate principal amount at any one time, with interest on the outstanding balance at 12% per annum, payable quarterly. The Company can prepay any part of the outstanding balance at any time with no prepayment penalty, with the full outstanding balance due on the termination date two years from May 23, 1996. Lender is obligated to provide funds five business days after being requested by the Company.

The Agreement provides for an Initial Advance of $300,000, which was made on May 23, 1996, and a Subsequent Advance of $150,000, which was made on May 31, 1996. Concurrent with the Subsequent Advance on May 31, 1996, five members of the the Company's seven member Board of Directors resigned, namely Edward B. Beam, Jr., Edward B. Beam, Sr., L. Clark Brand, William C. Buck and Harvey Miller.

Edward B. Beam, Jr. also resigned as Chairman, President, Chief Executive Officer and Chief Operating Officer, and Harvey Miller also resigned as Executive Vice President, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer. David H. York, who remains as a Director, resigned as Assistant Secretary and Assistant Treasurer.

In accordance with the Company's by-laws, the two remaining Board members appointed three new Board members, namely Timothy Holstein to fill the Board seat vacated by Edward B. Beam, Sr. as a Class A director and to serve the remainder of his term until the 1998 Annual Meeting, Erik Bailey to fill the Board seat vacated by William A. Buck as a Class A director and to serve the remainder of his term until the 1998 Annual Meeting, and Brian Henninger to fill the Board seat vacated by Harvey Miller as a Class C Director to serve the remainder of his term until the 1997 Annual Meeting. The remaining two Board seats remain vacant. In addition, the Board appointed Timothy Holstein as Chairman and Chief Executive Officer, Erik Bailey as Chief Financial Officer and Brian Henninger as Secretary and Treasurer of the Registrant. The three new officers hold similar positions as directors and officers of the Lender.

Neither the Lender nor any of the new directors and officers have any beneficial ownership in the Company's capital stock.

Edward B. Beam, Jr. and Harvey Miller entered into amendments to their Employment Agreements on May 31, 1996, the date of the Subsequent Advance and of their resignations as directors and officers of the Company. The amendments provide for the termination date of each agreement to be changed to November 30, 1996, from April 18, 1997, salary of each to be increased to $15,000 per month from $12,500 per month, and provides that each employee must continue full time activities for the Company until June 30, 1996. In addition, both Mr. Beam Jr. and Mr. Miller entered into Amendments to Non-Qualified Stock Option Agreements on May 31, 1996 under the April 1994 Stock Option Plan of the Registrant, which allows both to exercise their previously granted stock options for 36 months from May 31, 1996. Mr. Beam, Jr. holds a grant for 100,000 stock options and Mr. Miller holds a grant for 250,000 stock options.


The Revolving Credit Agreement is secured by secondary security interests in all the assets of Company's five wholly owned subsidiaries. In addition, the Company assigned to the Lender its interest in an existing UCC filing on the assets of Carolina, which was granted to the Company to secure a $250,000 advance made to Carolina as part of its 1994 bankruptcy.

The Revolving Credit Agreement required that half of the $450,000 Initial and Subsequent Advances be used to pay down the outstanding balance of the debt due to Edward B. Beam, Sr. and Carolyn M. Beam, and Edward B. Beam, Jr. (the Beam notes), leaving a aggregate balance due of approximately $72,000 at May 31, 1996 on the Beam notes after the payments. On May 31, 1996, Company entered into amendments to the Beam notes providing that they are due and payable in full on July 1, 1996. As of July 15, 1996, these payments have not been made. Upon payment in full, the Beams will cancel their current security interest in the assets of HFS, leaving the Lender will sole security rights.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

All financial instruments are held for other than trading purposes.

Management used the following methods and assumptions to estimate the fair value of financial instruments.

(a) Cash and amounts due to and from factor - Because of the close proximity to maturity, the carrying amount of cash and amounts due to and from the factor approximates fair value.

(b) Notes payable to stockholders - Notes payable to stockholders approximates carrying value because all were paid shortly after the financial statement date, except for $72,000 which was due July 1, 1996.

(c) Other notes payable - It is not practicable to estimate fair values for other material notes payable as they are related to the Carolina Fitness Equipment Bankruptcy. Similar debt is not available and as such there are no marginal borrowing rates.

(d) Carolina Fitness Equipment Creditors Settlement - Because of the terms of this settlement the probability that the Company will have to make payments under it is remote. It is therefore, assumed to have no fair value.

The carrying amounts and fair values of the Company's financial instruments at March 31, 1996 are as follows:

ASSETS                                Carrying Amount            Fair Value

                                       ($000 omitted)

Cash                                         $286                    $286
Due From Factor                               239                     239

LIABILITIES
Due To Factor                                 156                     156
Notes Payable to Shareholders                 300                     300
Other Notes Payable                           371                See (c) above
Carolina Fitness Equipment
      Creditors Settlement                    450                See (d) above

BIO-DYNE CORPORATION AND SUBSIDIARY

SCHEDULE V
PROPERTY, PLANT, AND EQUIPMENT
($000 omitted)

                                                      Additions
                                      Balance           from                                       Other       Balance
                                        at            Business                                    Charges         at
                                     Beginning       Combinations     Additions       Retire-       Add         End of
Classification                       of Period           (a)           at Cost         ments      (Deduct)      Period
                                     ---------       ------------     ---------       -------                  -------

Year Ended
 March 31, 1995:

  Buildings and  improvements          $1,037          $               $               $                        $1,037
  Machinery and equipment                 776              17               2                                      795
  Furniture and fixtures                   50              46              19               4                      111
  Leasehold improvements                   11              22              17                                       50
  Autos and trucks                         21              97              36              22                      131
  Computer Equipment                                       65               9                                       74
                                       ------          ------          ------          ------                   ------
Year Ended                             $1,895          $  247          $   82          $   26                   $2,198
                                       ------          ------          ------          ------                   ------

Year Ended
 March 31, 1996:

  Buildings and improvements           $1,037                          $               $1,037                   $
  Machinery and equipment                 795                                                                      795
  Furniture and fixtures                  111                               6               6                      111
  Leasehold improvements                   50                               3                                       53
  Autos and trucks                        131                                              12                      119
Computer Equipment                         74                              63                                      137

                                       ------          ------          ------          ------                   ------
Year Ended                             $2,200                          $   70          $  1,055                 $1,215
                                       ------          ------          ------          ------                   ------

BIO-DYNE CORPORATION AND SUBSIDIARY

SCHEDULE VI
ACCUMULATED DEPRECIATION, DEPLETION AND
AMORITIZATION OF PROPERTY, PLANT, AND EQUIPMENT


                                                        Additions                   Other Charges
                                       Balance at      Charged to                    Add (Deduct)       Balance End of
                                       Beginning        Costs and                                           Period
Classification                         of Period        Expenses      Retirements
($000 omitted)

Year Ended March 31, 1995                 $470            $220              $18                              $672

Year Ended March 31, 1996                 $672            $150             $106                              $716

BIO-DYNE CORPORATION AND SUBSIDIARY

SCHEDULE IX
SHORT-TERM BORROWINGS

                                                                                                            Weighted
                                                                       Maximum Amount    Average Amount      Average
                                                          Weighted       Outstanding      Outstanding     Interst Rate
                                           Balance of      Average       During the        During the      During the
Category of Aggregate                        End of     Interest Rate      Period            Period          Period
Short-Term Borrowings                        Period
($000 omitted)

Year Ended March 31, 1995                     $169           10%            $600              $485              9%

Year Ended March 31, 1996                     $156           11%            $512              $256             11%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Management" and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)  (1) Exhibits

             A list of exhibits required by Item 601 of Regulation S-B and an index thereto appears as follows:

             Exhibit No.                       Description


              3.1         Certificate of Incorporation of the Registrant (1)

              3.2         Amendment to Certificate of Incorporation (10)

              3.3         Bylaws (9)

             10.1 Stock Escrow Agreement dated September 26, 1991, by and between the Registrant, the Stockholders of the Company and American Stock Transfer & Trust Company
                          (3)

             10.2 Warrant Agreement dated October 16, 1991 by and between the Registrant, certain stockholders of the company and American Stock Transfer & Trust Company.
                          (10)

             10.3         Sale and Lease Agreement (10)

             10.4         Factoring Agreement (10)

             10.5 Employment Agreement between the Registrant and Edward B. Beam, Jr.(4)

             10.6 Settlement Agreement and General Release by and between the Registrant and William E. York (5)

             10.7 Employment Agreement dated July 12, 1991, by and between the Registrant and Harvey Miller. (6)

             10.8 Agreement and plan of merger, articles of merger and promissory notes consisting of two $7,500 notes payable to Edward B. Beam, Sr.; $150,000 note payable to Edward B. Beam, Jr. and $180,000 note payable to Edward B. Beam, Sr., and Carolyn M. Beam. (4)

             10.9 Stock Purchase Agreement dated February 10, 1994 by and among Bio-Dyne North Corporation, Carolina Fitness

                          Equipment, Inc., Bio-Dyne Corporation and James H. Heafner (7)

             10.10 Subordination Agreement dated February 10, 1994 by and between Carolina Fitness Equipment, Inc. and James H. Heafner (7)

             10.11 $1,000,000 Revolving Credit Agreement between Bio-Dyne Corporation and Continental American Transportation, Inc. Dated May 23, 1996. (8)

             10.12 Promissory Note between Bio-Dyne North Corporation and Continental American Transportation, Inc. dated May 23, 1996. (8)

             10.13 Security Agreement between Bio-Dyne North Corporation, Carolina Fitness Equipment, Inc., Home Fitness Studios, Inc., Home Fitness Studio of Florida, Inc., Home Fitness Studios North, Inc. and Continental American Transportation, Inc., dated May 23, 1996. (8)

             10.14 Amendment to Promissory Note between Bio-Dyne North Corporation and Edward B. Beam, Sr. and Carolyn M. Beam, dated May 31, 1996. (8)

             10.15 Amendment to Promissory Note between Bio-Dyne North Corporation and Edward B. Beam, Jr., dated May 31, 1996. (8)

             11.1 Statement regarding computation of share earnings, see Notes to Consolidated Financial Statements

             23.1         Consent of Gleiberman Spears Shepherd & Menaker, P.A.
                          (2)

             99.1         Non- Qualified Stock Option Plan dated April 18,
                          1994. (4)

             99.2 Form of stock option agreement by and among the Registrant and William E. York (4)

             99.3 Form of stock option agreement by and among the Registrant and Edward B. Beam Jr. (4)

             99.4 Securities and Exchange Commission No Action Letter dated May 27, 1994 (7)

             99.5         1991 Stock Option Plan (10)

             (1) Incorporated herein by reference from the Form S-18 Registration Statement of Registrant filed with the Commission on June 7, 1991 (File No. 33-41106-A)

             (2)          Filed herewith.

             (3) Incorporated here in by reference from pre-effective Amendment No. 1 to the form S-18. Registration Statement of Registrant filed with the Commission on September 27, 1991.

             (4) Incorporated herein by reference from the Form 8-Ks filed with the Commission on February 10, 1994, April 18, 1994 and May 26, 1994.

             (5) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

             (6) Incorporated herein by reference from the Company's Annual Report to Form 10-KSB/A No. 1 for the fiscal year ended March 31, 1995.

             (7) Incorporated by reference from the Registrant's Form 8-Ks filed with the Commission on February 10, 1994 and May 26, 1994.

             (8) Incorporated by reference from the Registrant's Form 8-K for dated May 31, 1996.

             (9) Incorporated by reference from the Registrant's Form S-8 Registration Statement, File #33-80905.

             (10) Incorporated by reference from the Registrant's Form SB-2, File # 33-80909.

(b) Reports on Form 8-K


No reports on Form 8-K were filed during the three months ended March 31, 1996.

                  Remainder of page intentionally left blank.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BIO-DYNE CORPORATION
                           A Georgia Corporation



                          By: _________________________________________
                              Timothy Holstein
                              Chairman of the Board and Chief Executive Officer


                          By: _________________________________________
                              Erik Bailey
                              Chief Financial Officer


                          By: _________________________________________
                              Brian Henniger
                              Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date


_____________________     Chairman of the Board                   July 18, 1996
Timothy Holstein            and Chief Executive Officer


_____________________     Director, Chief Financial               July 18, 1996
Erik Bailey                 Officer and Secretary

_____________________     Director, Secretary, and Treasurer      July 18, 1996
Brian Henninger


_____________________     Director                                July 18, 1996
Kenneth M. Jones


_____________________     Director                                July 18, 1996
David York