Form 10KSB/A
period 1996-03-31
BIO DYNE CORP /GA
filed 1996-09-03
CIK 876160

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-KSB/A No. 1

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For The Fiscal Year Ended March 31, 1996
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the transition period from            to
                                          ----------    -----------

                        Commission File Number: 0-19562

                             BIO-DYNE CORPORATION
                ----------------------------------------------
                (Name of small business issuer in its charter)

Georgia                                                             58-1659037
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

5400 Bucknell Drive
Atlanta, Georgia                                                         30336
- ----------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:    (404) 346-3100

Securities registered pursuant to Section 12(b) of the Act:
        Title of each Class           Name of each exchange on which registered
- -------------------------------      -------------------------------------------
                None                                    None

Securities registered pursuant to Section 12(g) of the Act:
                                           (Title of Class)
Units, Common Stock and Warrants
- -------------------------------------------------------------------------------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    __     --

*Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Consolidated revenues were $17,648,280 for the year ended March 31, 1996.

As of July 17, 1996, 10,313,529 shares of the registrant's Common Stock were outstanding and the aggregate market value of the Common Stock held by nonaffiliates was approximately $3,532,619 based on the last sale price of the Common Stock as quoted on the automated quotation system of the National Association of Securities Dealers, Inc. on such date. (The officers and directors of the registrant, and owners of over 10% of the registrant's Common Stock, are considered affiliates for purposes of this calculation).

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
                  Exchange Act.

         The Directors and Executive Officers of the Company are as follows:

                         Term        First
                         of          Became     Principal
Name               Age   Office(1)   Director   Occupation
- ----------------------------------------------------------

Timothy Holstein   38    Class A      1996      President,
                                                and CEO of
                                                Continental
                                                American
                                                Transportation
                                                Inc.

Erik Bailey        28    Class A      1996      VP and CFO of
                                                Continental
                                                American
                                                Transportation
                                                Inc.


Brian Henninger    48    Class C      1996      Secretary and
                                                Director of
                                                Continental
                                                American
                                                Transportation
                                                Inc.


Kenneth M. Jones   51    Class C      1989      President,
                                                Commercial

                                                Builders
                                                Corporation,
                                                Atlanta,GA
                                                Columbus,GA

David H. York      35    Class B      1989      VP Operations,
                                                Summit
                                                Industries
                                                Chicago, IL

- ------------------
(1) Class A directors' terms expire at the 1998 Annual Meeting of Shareholders. Class B directors' terms expire at the 1996 Annual Meeting of Shareholders. Class C directors' term expire at the 1997 Annual Meeting of Shareholders.

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

         In accordance with the Company's by-laws, the two remaining Board members appointed three new Board members, namely Timothy Holstein to fill the Board seat vacated by Edward B. Beam, Sr. as a Class A director and to serve the remainder of his term until the 1998 Annual Meeting, Erik Bailey to fill the Board seat vacated by William C. Buck as a Class A director and to serve the remainder of his term until the 1998 Annual Meeting, and Brian Henninger to fill the Board seat vacated by Harvey Miller as a Class C Director to serve the remainder of his term until the 1997 Annual Meeting. The remaining two Board seats remain vacant. In addition, the Board appointed Timothy Holstein as Chairman and Chief Executive Officer, Erik Bailey as Chief Financial Officer and Brian Henninger as Secretary and Treasurer of the Company.

         Timothy Holstein is the Chairman of the Board, Chief Executive Officer and a Class A director of the Company since May 1, 1996. Mr. Holstein has been the President, Chief Executive Officer and a director of Continental American Transportation, Inc. ("CAT") since June 21, 1995. Prior to joining CAT, Mr. Holstein was the majority owner of Blue Mack Transport, Inc., a Pennsylvania-based private trucking company which he founded in 1986.

         Erik Bailey is the Chief Financial Officer and a Class A director of the Company since May 1996. Mr. Bailey has been the Vice President, Chief Financial Officer and a director of Continental American Transportation, Inc. ("CAT") since June 21, 1995. Prior to his appointment as a member of the Board of Directors, Mr. Bailey was the Chief Financial Officer of Blue Mack

Transport, Inc., a Pennsylvania-based private trucking company, since April 1994. Prior to that time, Mr. Bailey served as a consultant to private and public companies.

         Brian Henninger is Secretary, Treasurer and a Class C director of the Company since May 1996. Mr. Henninger has been the Secretary and a director of Continental American Transportation, Inc. ("CAT") since March 27, 1995. Prior to his appointment, Mr. Henninger served as a financial consultant to several private companies. For the approximate ten year period prior to November 1994, Mr. Henninger served as the comptroller for Mural Transport, Inc., a nation-wide transportation company, which company is being liquidated under Chapter 7 of the United States Bankruptcy Code.

         Kenneth M. Jones is one of the founders of the Company and has served as a Director since its formation. Since April 1989, Mr. Jones has been the President and sole stockholder of Commercial Builders Corporation, a general contracting company located in Atlanta, Georgia. From February 1974 until June 1989, Mr. Jones was the President of Interior Builders & Finishers Corporation, a general contracting company located in Atlanta, Georgia.

         David H. York has served as a Director of the Company since December 1989 and previously served as Chief Financial Officer and Secretary of the Company from 1989 to 1994. He is presently Vice President of Operations for Summit Industries, Inc., a Chicago-based manufacturer of x-ray equipment, for which Mr. York worked prior to joining the Company, from August 1987 until November 1989, as Controller and Assistant Secretary. Since
1988, Mr. York has been a member of the Board of Directors of Summit Industries, Inc. Mr. York is a Certified Public
Accountant and is a member of the American Institute of CPAs and the Georgia Society of CPAs. Mr. York is not related to William
E. York.

         The Board of Directors has established an Executive Compensation Committee. The function of the Executive Compensation Committee is to determine the annual compensation arrangements for the Company's officers. The Executive Compensation Committee was composed of two of the Company's outside Directors, Messrs. Brand and Beam, Sr. Due to their resignations, there are vacancies on this Committee.

         Directors of the Company do not receive any fees or other compensation for services to the Company or for meetings attended in their capacity as directors. Directors are reimbursed for travel or other expenses incurred while attending meetings.

Key Employees

         Ronald Desiderio was one of the founders of Bio-Dyne in 1979 and a principal stockholder and an officer of Bio-Dyne from 1979 to 1989. Since November 1989, Mr. Desiderio has been the

President and a stockholder of Norvek Worldwide, Ltd., an importing/exporting company located in Atlanta, Georgia that is currently inactive. In July 1991, Mr. Desiderio was hired by the Company to work in the Company's product development department. Mr. Desiderio is the designer of the Company's patented seat slide and linear bearing system. Mr. Desiderio is also licensed as a pharmacist in the State of New York.

         Wayne W. McCarty is Vice President and Director of Sales for Carolina Fitness Equipment, Inc., a position he has held since
1992.  Mr. McCarty joined Carolina Fitness Equipment, Inc. in
1986 as Store Manager of the Greensboro, North Carolina store and was promoted to National Sales Manager in 1988.

         Jeffrey S. Bernier is Director of Sales for Home Fitness Studios, Inc., a position he has held since he joined HFS in 1994. Mr. Bernier was Vice President of Operations for Fun N Fitness in Phoenix, Arizona from 1989 to 1994. Mr. Bernier was a Regional Manager for HFS from 1984 to 1989.

         Steven K. Bowcutt is Director of Operations for Home Fitness Studios, Inc. Mr. Bowcutt joined HFS in 1990 as a salesman and became a Regional Manager in 1994, a position he held until he was promoted to his present position in 1994.

COMPLIANCE WITH SECTION 16(a) OF
THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and beneficial owners of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the 1934 Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and beneficial owners of more than 10 per cent of any class of equity securities of the Company registered under the 1934 Act are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely on information to the Company in the form of forms furnished to the Company, the Company believes that the following reporting delinquencies occurred during the period January 1, 1995 through June 30, 1996.

Section 16(a) Reporting Delinquencies
- -------------------------------------

1. Form 3 for Timothy Holstein, Erik Bailey, Brian Henninger, filed Form 3's late in June 1996.

2. Form 4's were filed late for (i) the month of May 1996 by Edward B. Beam Jr., Edward B. Beam Sr., Harvey Miller, L. Clark Brand and William C. Buck (ii) the month of April 1995 by David York, Edward B. Beam Jr. and Edward B. Beam Sr. and

         (iii) the month of January 1995 by David York.

3. Form 5's were filed late for the year ended March 31, 1995 by Raymond Wright and Carrie York. Carrie York's Form 5 was filed in lieu of a Form 3 and Form 4 which were not filed.


Item 10.    Executive Compensation.

         The executive compensation program of the Company is administered by the Executive Compensation Committee of the Board of Directors (the "Committee"). The Committee evaluates the executive compensation program to assure that it is reasonable, equitable and competitive.

         The Committee reviews and approves salaries for the Company's officers. Those salary levels represent a basic compensation commitment to the Company's officers and form the foundation of the executive compensation program. The Company's compensation program is competitive, tailored to the goals of the Company, and aids the Company in recruiting an executive team. The Executive Compensation Committee met twice during fiscal 1996.

         The following table sets forth a summary of the last three (3) fiscal years of the compensation awarded to, earned by, or paid to the former Chief Executive Officers of the Company and the other executive officer of the Company who earned salary and bonuses aggregating $100,000 or more during fiscal 1996.


                                               SUMMARY COMPENSATION TABLE
                                                          Annual                                                      Long-Term
                                                       Compensation                                                   Compensation
                               -------------------------------------------------------------                          -------------
Name and Principal
Position                                                                                     Other Annual             No. of Stock
                                  Year            Salary                 Bonuses             Compensation             Options
Edward B. Beam,                  1996          $102,115(1)               $  -                  $  -                        -
Jr., Chief                       1995           121,731(1)                  -                     -                      114,000
Executive and                    1994               -  (1)                  -                     -                       15,000
Operating Officer,
President and
Director

William E. York,                 1996            10,769(2)                  -                     -                         -
Former Chief                     1995           145,962(2)                  -                    6,070                   244,914
Executive Officer                1994            83,137(2)                  -                    6,070                      -
and Former
Director

Harvey Miller,                   1996           150,000(3)                  -                      -                       -
Executive Vice                   1995           159,100(3)                  -                      -                     250,000
President, Chief                 1994              -   (3)                  -                      -                       -
Financial Officer,
Secretary and
Treasurer
=================================================================================================================================

(1) Mr. Beam became an employee of the Company on April 18, 1994. During the fiscal year ended March 31, 1995, Mr. Beam halted his salary for 5 weeks. During the fiscal year ended March 31, 1996, he took a temporary reduction from his contract rate of $150,000 to $90,000 for a period of 28 weeks and a reduction to $120,000 for a period of 22 weeks. During the three fiscal years ended March 31, 1996, Mr. Beam did not receive any stock awards or long term incentive plan payouts.

(2) During the fiscal year ended March 31, 1995, Mr. York's base salary was increased to $150,000 from $120,000 in accordance with the employment agreement he entered into on April 18, 1994. In April 1995, the Company entered into an agreement with Mr. York to terminate his employment agreement. Such agreement provides for termination pay of $50,000 per year which is not reflected in the table above. During the three years ended March 31, 1996, Mr. York did not receive any stock awards or long term incentive plan payouts.

(3) Mr. Miller became an employee on November 1, 1994, and was a consultant to the Company prior to that date. Of the amount paid to Mr. Miller during the fiscal year ended March 31, 1995, $62,500 was paid as base salary and $96,600 was paid as consulting fees. During the three fiscal years ended March 31, 1996, Mr. Miller did not receive any stock awards or long term incentive plan payouts.

         During fiscal 1996, the Company lowered the exercise price of all options granted under the 1994 Non-Qualified Stock Option Plan for all employees to $.125 per share; however, Edward B. Beam, Jr. refused to lower the price of his option. Harvey Miller has options to purchase 250,000 shares under the Plan. During fiscal 1996, no options or stock appreciation rights were granted to any officers, directors or employees.

          Aggregated Option Exercises in Last Fiscal Year and
                     Fiscal Year-End Option Values

         The table below provides information with respect to the exercise of stock options during the fiscal year ended March 31, 1996 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.

==================================================================================================================================
                                                                                         (d)                         (e)
                                                                                      Number of                    Value of
                                                                                     Unexercised                 Unexercised
                                          (b)                                        Options at                  In-the-Money
                                        Shares                   (c)                 FY-End (#)                   Options at
               (a)                    Acquired on               Value               Exercisable/                  FY-End ($)
              Name                    Exercise (#)            Realized             Unexercisable                Exercisable/
                                                                                                                Unexercisable(1)
- ---------------------------------------------------------------------------------------------------------------------------------
Edward B. Beam, Jr.                       0                    $  0                 78,000/50,000                    0/0
- ----------------------------------------------------------------------------------------------------------------------------------
William E. York                       361,500                  103,119              244,914/0                        0/0
- ----------------------------------------------------------------------------------------------------------------------------------
Harvey Miller                             0                      0                  125,000/125,000               3,900/3,906
==================================================================================================================================

(1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. Based upon a closing bid price of 5/32 for the Common Stock on March 28, 1996.

Employment Agreements

         On November 30, 1989, the Company entered into a five-year employment agreement with William E. York. Under the terms of this agreement, Mr. York received annual compensation in the amount of $60,000 and was granted options to purchase 399,000 shares of the Common Stock of the Company at a price of approximately $.003 per share. Subsequently, the Board of Directors increased the annual compensation to $120,000 and the option price was changed to the par value of the Company's stock of $.01 per share. Mr. York's employment agreement was superseded by a new three year employment agreement on April 18, 1994, which was subsequently terminated when he left the Company in April 1995. Mr. York was Chief Executive Officer and Chairman of the Board of the Company and received an annual salary of $150,000 until he left in April 1995.

         On April 18, 1994, the Company entered into a three-year employment agreement with Edward B. Beam Jr. Under the terms of this agreement, Mr. Beam Jr. was appointed President and Chief

Operating Officer of the Company, and subsequently added the positions of Chairman and Chief Executive Officer in April 1995.
On November 1, 1994, the Company entered into a 29 and one/half month employment agreement with Harvey Miller. Mr. Miller's agreement was scheduled to terminate the same date as Mr. Beam Jr. Under the terms of this agreement, Mr. Miller was appointed Executive Vice President and Chief Financial Officer of the Company. Both Mr. Beam Jr. and Mr. Miller's agreements provided for an annual salary of $150,000 and bonuses equal to 10% of base salary if pretax profits are between $400,000 and $500,000, 25% of base salary if pre-tax profits are between $500,000 and $600,000 and 40% of base salary if pre-tax profits exceed $600,000. During the period December 1, 1994 to January 6, 1995, Mr. Beam Jr. took no salary. In April 1995, at the request of the Board of Directors, Mr. Beam Jr. reduced his salary to an annual level of $90,000 on a temporary basis for the period April 14, 1995 through October 30, 1995 and at the annual level of $120,000 from October 31, 1995 through March 31, 1996.

         Mr. Beam Jr. and Mr. Miller's agreements provide for the reimbursement of all customary, ordinary and necessary business expenses incurred by these officers during the term of their employment and for indemnification consistent with the current by-laws presently in effect of the Company to the fullest extent permitted by law. The employment agreements prohibit these officers from competing with the Company during the term of these agreements or disclosing any confidential information about the Company.

         Edward B. Beam, Jr. and Harvey Miller entered into amendments to their Employment Agreements on May 31, 1996, the date of their resignations as directors and officers of the Company. The amendments provide for the termination date of each agreement to be changed to November 30, 1996, salary of each to be increased to $15,000 per month from $12,500 per month and provides that each employee must continue full time activities for the Company until June 30, 1996. In addition, both Mr. Beam Jr. and Mr. Miller entered into Amendments to Non-Qualified Stock Option Agreements on May 31, 1996 under the April 1994 Stock Option Plan of the Company, which allows both to exercise their previously granted stock options for 36 months from May 31, 1996. Mr. Beam, Jr. holds a grant for 100,000 stock options and Mr. Miller holds a grant for 250,000 stock options.

Stock Option Plans

         In November 1991 the Company adopted a stock option plan ("the 1991 Plan"), to permit employees and officers, directors and consultants to purchase up to 100,000 shares of the Company's Common Stock. Options granted under the plan may be Incentive Stock Options, which may be granted only to employees, or non qualified stock options, which may be granted to any person including, without limitation, directors and consultants. Options granted under the Plan are exercisable under terms and conditions set by the Board of Directors, which currently provide, among other things, that all options completely vest after two years from the date of grant. As of March 31, 1996, options to purchase approximately 70,200 shares had been granted and were outstanding under the 1991 plan. No options have been exercised under the plan.

         In April 1994 the Company adopted a stock option plan ("the 1994 Plan") to permit the officers, directors, consultants and employees of the Company to purchase up to 1,000,000 shares of the Company's Common Stock. Options granted under the plan are non qualified stock options and are exercisable under terms and conditions set by the Board of Directors, which currently provide, among other things, that the exercise price shall not be less than 100% of Fair Market Value of the shares of Common Stock subject to the Option on the date of grant. Edward B. Beam Jr., William E. York and Harvey Miller were granted options to purchase 100,000, 244,914 and 250,000 shares of the Common Stock of the Company, respectively. As of March 31, 1996, options to purchase 869,414 shares had been granted and were outstanding under the 1994 Plan.

         In December 1995, the Company filed a Form S-8 Registration Statement under the Securities Act to register its shares of Common Stock under both of its stock option plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of July 26, 1996 with respect to ownership of the outstanding Common Stock of the Company by (i) all persons known to the Company to own beneficially more than five percent (5%) of the outstanding Common Stock of the Company, (ii) each Director of the Company, and (iii) all Directors and Officers of the Company as a group:

                            Amount
                            and Nature            Approximate
Name and Address of         of Beneficial         Percent
Beneficial Owner *          Ownership             of Class (3)
- -------------------         -------------         ------------

Edward B. Beam, Jr.         1,080,414 (1)            10.6%

Timothy Holstein              -0-                     -0-

Erik Bailey                   -0-                     -0-

Brian Henninger               -0-                     -0-

Kenneth M. Jones              209,000                 2.1

David H. York                 145,000 (2)             1.4

All Officers and
Directors as a
Group (five persons)          354,000 (2)             3.4


*        All addresses are Bio-Dyne Corporation, 5400 Bucknell Drive,
         Atlanta, GA 30336.

(1) Includes 128,000 shares of Common Stock issuable to Mr. Beam Jr. upon the exercise of stock Options granted to him. Edward
         B. Beam Jr. disclaims any beneficial ownership of 377,138 shares of the Company's common stock owned by his parents, Edward B. Beam Sr. and Carolyn M. Beam, or his brothers, which shares are not included in the table above.

(2) Includes 108,180 shares of Common Stock issuable to Mr. David H. York upon the exercise of stock options granted to him pursuant to his former employment with the Company.

(3) Based upon 10,313,529 shares issued and outstanding on March 31, 1996.

         The Company and certain stockholders on September 26, 1991 entered into an escrow agreement pursuant to which such Stockholders agreed to deposit an aggregate of 150,000 shares of Common Stock (and an additional 50,000 shares issued upon the exercise of certain options) in escrow with the Company's transfer agent, American Stock Transfer & Trust Company (the "Escrow

Agent"), prior to the closing of the Company's Initial public offering in October 1991. Under the terms of the escrow agreement, if the Company has after tax earnings per share of at least $.25 for any fiscal year ending through March 31, 1993, then 75,000 (100,000 shares if the additional 50,000 shares have been escrowed as described below) of the escrow shares shall be released from escrow and returned to the Stockholders pro rata in proportion to their contribution to the escrow shares. If the Company has after tax earnings per share of at least $.75 for any fiscal year during the term of the escrow agreement, all escrow shares shall be released from escrow and returned to the Stockholders pro rata in proportion to their contribution to the escrow shares. In addition, if prior to the fifth anniversary of the date of the escrow agreement, the closing bid price of the Company's Common Stock, as reported on NASDAQ, averages in excess of $11.00 during any 30 consecutive trading day period, the Escrow Agent shall deliver all of the shares to the Stockholders pro rata in proportion to their contribution to the escrow shares. If the Company fails to achieve the prescribed income level for either fiscal year or stock price level, the shares which have not been released to the Stockholders will be transferred to the Company for cancellation. As of March 31, 1995 none of the income or price levels have been met by the Company. The income and stock price levels set forth above were determined by negotiation between the Company and the Company's underwriter, Thomas James Associates, Inc., and should not be construed to imply or predict any future earnings or performance of the Company. The principal Stockholders have deposited in escrow the number of shares common Stock of the Company following their respective names: William
E. York-- 105,000; David H. York-- 35,000; William C. Buck-- 12,000; Raymond M. Wright -- 12,000; Herbert C. Woolley, III-- 12,000; L. Clark Brand --12,000; Kenneth M. Jones -- 12,000. While the above-described shares are held in escrow, they may be voted by the Stockholders, who are also entitled to receive cash dividends, if any, relating to such shares.

Item 12.     Certain Relationships and Related Transactions.

         On April 18, 1994, the Company, Bio-Dyne South Corporation, (a recently formed wholly owned subsidiary of the Company, hereinafter referred to as "NEWCO"), H.F.S. Acquisition Co., Inc. and the stockholders of H.F.S. Acquisition Co., Inc. entered into an Agreement and Plan of Merger to merge Newco into H.F.S. Acquisition Co., Inc. As a result of the merger, the Company acquired H.F.S. Acquisition Co., Inc. and its subsidiaries Home Fitness Studios,
Inc. and Home Fitness Studios of Florida, Inc. Following the merger, H.F.S. Acquisition Co., Inc. changed its name to Home
Fitness Studios, Inc. and the original Home Fitness Studios, Inc. changed its name to Home Fitness Studios North, Inc. In summary, the final corporate structure has the Company owning 100% of Home Fitness Studios, Inc. and Home Fitness Studios, Inc. owning 100% of each of Home Fitness Studios of Florida, Inc. and Home Fitness
Studios North, Inc.

         In connection with the Company's acquisition of the HFS subsidiaries, the Company granted Edward B. Beam Jr. options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.0625 per share subject to stockholder approval of the Company's stock option plan which was obtained on September 30, 1994. Prior to the merger transaction, the only relationship between the Company and the Former HFS Stockholders was that Edward B. Beam Jr. and Edward B. Beam Sr. acted as consultants to the Company during the period January 1, 1994 through March 31, 1994 and received options to purchase 15,000 and 40,000 shares, respectively, at an exercise price of $.01 per share until December 31, 1994. These options were exercised in fiscal 1995.

         Pursuant to a Shareholders' Agreement entered into as of April 18, 1994, which agreement was terminated on April 14, 1995 through the mutual consent of the parties thereto, the Corporation's then seven directors, namely, Edward B. Beam Jr., William E. York, David
H. York, Raymond M. Wright, Kenneth M. Jones, William C. Buck, and
L. Clark Brand, together with Edward B. Beam Sr. and Carolyn M.
Beam, agreed that for a period of three years (as long as Edward B. Beam Jr. owns shares of Bio-Dyne, and thereafter, for so long as he is employed by the Company and owns shares) to vote their shares in favor of Edward B. Beam Jr.'s nominees as described below at any stockholder meeting called for the election of directors or to fill vacancies on the Board. The Shareholder's Agreement provided that Edward B. Beam Jr. will notify the other shareholders that are a party to the Shareholders' Agreement in writing prior to any election of directors of the names of up to three individuals (but not in excess of one-third of the number of directors to be elected at such meeting) whom Edward B. Beam Jr. desired to have elected to the Board of Directors at such meeting.


         Pursuant to a Shareholders' Agreement entered into as of April 18, 1994, which agreement was terminated on April 14, 1995 through the mutual consent of the parties thereto, the Company's then seven directors, namely, Edward B. Beam Jr., William E. York, David H.

York, Raymond M. Wright, Kenneth M. Jones, William C. Buck, and L. Clark Brand, together with Edward B. Beam Sr. and Carolyn M. Beam, agreed that for a period of three years (as long as William E. York owns shares of Bio-Dyne, and thereafter, for so long as he is employed by the Company and owns shares) to vote their shares in favor of William E. York's nominees as described below at any stockholder meeting called for the election of directors or to fill vacancies on the Board. The Shareholders' Agreement provided that William E. York will notify the other shareholders that are a party to the Shareholders' Agreement in writing prior to any election of directors of the names of up to six individuals (but not in excess of two-thirds of the number of directors to be elected at such meeting) whom William E. York desired to have elected to the Board of Directors at such meeting.

         The Company issued an aggregate of 1,200,082 shares of its Common Stock in connection with the Agreement and Plan of Merger and agreed to utilize its best efforts to register the aforesaid shares at the Company's expense within six months of April 18, 1994 and to maintain the effectiveness of the aforementioned Registration Statement for up to one year. Prior to the filing of the Registration Statement of which this Prospectus is a part, the Company did not register the aforesaid shares, which shares are included in this Prospectus. In addition by virtue of the merger, certain stockholder loans in the aggregate amount of $345,000 that were owed to the former HFS stockholders were assigned to and assumed by the Company and these loans are secured by the assets of HFS. At closing, the Company paid the Former HFS Stockholders a fee equal to 3% of the face amount of all loans or an aggregate of $10,350. Pursuant to the terms of the Company's loans with Edward B. Beam Sr., Carolyn Beam and Edward B. Beam Jr., the Company is obligated to grant them 1,500, 18,000 and 14,000 seven year options, respectively, on a semi-annual basis commencing on September 1, 1994 at the then current fair market value.

         No specific principle was followed in determining the amount of the consideration paid to acquire the HFS Subsidiaries. The Company and the former HFS Stockholders negotiated the consideration to be paid by the Company in an arm's length transaction to approximate $1,300,000 in the Company's Common Stock.

         Prior to this transaction, the only relationships between the Company and the Former HFS Stockholders and their affiliates were that Edward B. Beam Jr. and Edward B. Beam Sr. acted as consultants to the Company and the Company loaned $100,000 to Home Fitness
Studios of Florida Inc. on November 2, 1993. Upon completion of the transaction, Edward B. Beam Jr. became an executive officer and a director of the Company. In September 1994, Edward B. Beame, Sr. also became a director of the Company. Prior to the Company acquiring Home Fitness Studios, Inc. ("HFS") and Carolina Fitness Equipment, Inc. ("Carolina") on April 18, 1994 and May 26, 1994,

respectively, Carolina purchased inventory from HFS.

         In August 1994, the Company issued 468,770 shares of its common stock to a group of officers, directors and third parties and received net proceeds of $224,385 from the issuance of such shares. Kenneth M. Jones, Clark L. Brand, and Edward B. Beam Jr., purchased 3,000 shares, 106,000 shares, and 22,500 shares, respectively, in this private placement. Harvey Miller and Edward
B. Beam Sr. also purchased 21,200 shares and 36,328 shares, respectively, not including 19,142 shares purchased by Carolyn M. Beam, and 10,600 shares purchased by Edward B. Beam Sr. and Carolyn
M. Beam for the benefit of two of their children. Edward B. Beam Jr. paid for $10,000 of his purchase by reducing the debt the Company owes him from the purchase of HFS.

         In April 1995, the Company entered into a Separation Agreement and General Release with William E. York. Pursuant to the terms of the Agreement, the Company and Mr. York agreed to terminate Mr. York's employment effective immediately. Mr. York is entitled to receive a termination fee of $50,000 per annum for a period of three years. Further, the Company agreed that Mr. York will be entitled to exercise his options to purchase 244,914 shares granted on April 18, 1994 for a period of eighteen months from April 14, 1995 at the fair market value of the stock on the date of the Company's modification to his option to give effect to the foregoing. The Company also granted him certain "piggy back" registration rights applicable to any unregistered shares owned by Mr. York at the time of the filing of a Registration Statement by the Company and agreed to hold him harmless from any liability he may incur under the Company's line of credit with the Bank of Coweta.

         In 1994, the Company sold 2,001,270 shares of its Common Stock overseas pursuant to Regulation S of the Securities Act of 1933, as amended.

         In March and June 1995, the Company issued and sold 2,501,587 shares of its Common Stock to a group of accredited investors substantially all at exercise price of $.25 per share.

         In 1995, the Company agreed to issue 150,000 shares of its Common Stock in settlement of outstanding indebtedness of $58,000 to H.J. Meyers & Co. (105,000 shares) and Karl Brenza (45,000 shares). These shares were issued in the first quarter of fiscal 1997.

         Incorporated by reference is certain transactions described under (i) "Recent Developments" under Item 1 and "Executive Compensation" under Item 10.

                                PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  (1) Exhibits
                  --------

          A list of exhibits required by Item 601 of Regulation S-B and an index thereto appears as follows:

            Exhibit No.                     Description
            -----------                     -----------

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

               10.15 Amendment to Promissory Note between Bio-Dyne North Corporation and Edward B. Beam, Jr., dated May 31, 1996. (8)

               10.16 Amendment to Non-qualified Stock Option Agreement between the Registrant and Harvey Miller (2)

               10.17 Amendment to Employment Agreement between the Registrant and Edward B. Beam, Jr. (2)

               10.18 Amendment to Employment Agreement between the Registrant and Harvey Miller. (2)

               10.19 Amendment to Non-qualified Stock Option Agreement between the Registrant and Edward B. Beam, Jr. (2)

               11.1 Statement regarding computation of share earnings, see Notes to Consolidated Financial Statements

               23.1           Consent of Gleiberman Spears Shepherd &
                              Menaker, P.A. (2)

               99.1           Non-Qualified Stock Option Plan dated April 18,
                              1994. (4)

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

               (4) Incorporated herein by reference from the Form 8-Ks filed with the Commission on February 10, 1994, April 18, 1994 and May 26, 1994.

               (5) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31,1995.

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

               (7) Incorporated by reference from the Registrant's Form 8-Ks filed with the Commission on February 10, 1994 and May 26, 1994.

               (8) Incorporated by reference from the Registrant's Form 8-K for dated May 31, 1996.

               (9) Incorporated by reference from the Registrant's Form S-8 Registration Statement,
                              File #33-80905.

              (10) Incorporated by reference from the Registrant's Form SB-2, File # 33-80909.

              (11)            Previously filed.

         (b)  Reports on Form 8-K
         ------------------------

          No reports on Form 8-K were filed during the three months ended March 31, 1996.

                              SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIO-DYNE CORPORATION


                                            By /s/ Tim Holstein
                                               -----------------------------
                                               Tim Holstein
                                               Chairman of the Board
                                               Chief Executive Officer

Dated:  July 29, 1996