Form 10QSB
period 1996-06-30
BIO DYNE CORP /GA
filed 1996-09-19
CIK 876160

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)


[X]      Quarterly report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1996 or

[ ]      Transition report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the transition period from _____________________ to _______________________

Commission file number 0-19562


                              BIO-DYNE CORPORATION
                              --------------------
                                 (Exact name of
                    Registrant as Specified in its Charter)

          Georgia                                             58-1865733
- ----------------------------                              -------------------
(State or other Jurisdiction                               (I.R.S. Employer
     of Incorporation or                                  Identification No.)
        Organization)

          5400 Bucknell Dr. S.W., Atlanta Georgia                 30336
          --------------------------------------------------------------
          (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code (404) 346-3100

- -------------------------------------------------------------------------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes    X     No
                                                      -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at of the latest practicable date.

Common Stock $ .01 Par Value                               10,463,529
- ----------------------------                           ------------------
          Class                                        September 13, 1996

                              BIO-DYNE CORPORATION

                                  FORM 10-QSB
                      FOR THE QUARTER ENDED June 30, 1996


                                     INDEX


PART I.   FINANCIAL INFORMATION                                        Page No.

          Item 1.   Financial Statements

                    Consolidated Balance Sheets -June 30, 1996
                      (Unaudited) and March 31, 1996. . . . . . . . . .   3

                    Consolidated Statements of Operations for the
                      Three Months Ended June 30,
                      1996 and 1995 (Unaudited) . . . . . . . . . . . .   5

                    Condensed Notes to Consolidated
                      Financial Statements. . . . . . . . . . . . . . .   6

          Item 2.   Management's Discussion and analysis of
                     Financial Condition and Results of Operations. . .   7

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .   9

Exhibit 11.1 Statement Regarding computation of  Per Share Earnings . .  11

BIO-DYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------
($000 omitted)


                                                 June 30, 1996   March 31, 1996
                                                 -------------   --------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:

     Cash                                             $  167        $  286

     Accounts Receivable                               1,088           564

     Factored Accounts Receivable                        259           239

     Inventories                                       1,445         2,095

     Prepaid expenses and other current assets           126           174
                                                      ------        ------

            Total current assets                       3,085         3,358

PROPERTY, PLANT AND EQUIPMENT, net                       460           499

DEPOSITS AND OTHER ASSETS                                118           114

GOODWILL, net of accumulated amortization              2,570         2,063
                                                      ------        ------

                                                      $6,233        $6,034
                                                      ------        ------


- ------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

BIO-DYNE CORPORATION AND SUBSIDIARIES

- ------------------------------------------------------------------------------
($000 omitted)

                                                                      June 30, 1996    March 31, 1996
                                                                      -------------    --------------
                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $ 1,751         $ 2,360
     Accrued expenses                                                          797             768
     Current portion of notes payable and capital lease obligations            216             436
     Line of credit                                                            174             157
     Customer deposits                                                       1,990             756
     Notes Payable to Continental                                              600
     Current portion of reserve for acquisition costs                          173             186
                                                                           -------         -------

            Total current liabilities                                        5,701           4,663

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
     net of current portion                                                    224             271

ACCRUED SETTLEMENT - NET OF CURRENT PORTION                                    450              56

DEFERRED PROFIT - SALE OF BUILDING                                              95              96

FUTURE BANKRUPTCY SETTLEMENT                                                    --             450
                                                                           -------         -------

            Total liabilities                                                6,470           5,536

STOCKHOLDERS' EQUITY:
     Common stock                                                              103             103
     Additional paid-in capital                                              9,729           9,729
     Accumulated Deficit - Beginning                                        (8,834)         (5,983)
                                                                           -------         -------
                                                                               998           3,849
     Current Profit/Loss                                                    (1,235)         (3,351)
                                                                           -------         -------

            Total stockholders' equity                                        (237)            498
                                                                           -------         -------

                                                                           $ 6,233         $ 6,034
                                                                           -------         -------


- -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

BIO-DYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
- -------------------------------------------------------------------------------
($000 omitted, except per share data)

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                         1996                 1995

Net sales                                           $      1,661         $      3,834

Cost of goods sold                                         1,263                2,872
                                                    ------------         ------------

        Gross margin                                         398                  962

Selling, general and administrative expenses               1,512                1,558

Depreciation and amortization                                154                   68
                                                    ------------         ------------

        Loss from operations                              (1,268)                (664)

Interest expense                                              12                   30
                                                    ------------         ------------

Net loss                                            $     (1,280)        $       (694)
                                                    ------------         ------------

Net loss per common share                           $      (0.13)        $      (0.09)

Weighted average shares outstanding                   10,163,529            7,719,362


- -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

BIO-DYNE CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


1.   FINANCIAL STATEMENTS (BASIS OF PRESENTATION)

In the opinion of the Company, the statements for the unaudited interim periods presented herein include all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of the results of such interim periods. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the year.


2.   INVENTORY

     Inventory consisted of the following:


            ($000 omitted)          June 30, 1996        March 31, 1996
                                  ------------------     --------------

            Raw materials                $  272             $  459
            Work in process                  29                 43
            Finished goods                   68                169
            Retail                        1,076              1,424
                                         ------             ------

                                         $1,445             $2,095
                                         ------             ------

3.   INCOME TAXES

At March 31, 1996, the Company had, for federal income tax purposes, net operating loss carryforwards of approximately $6,416,812 which if not utilized, begin to expire in the year 2005.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) effective April 1, 1993. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has not recognized the benefit of any net operations loss carryforwards as the result of adopting SFAS 109.


                   Remainder of page intentionally left blank

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related condensed notes thereto. The three months ended June 30, 1996 represent the first quarter of the fiscal year ending March 31, 1997 and will be compared to the three months ended June 30, 1995.

        ($000 omitted)                           Three Months Ended June 30,
                                    ---------------------------------------------
                                            1996                     1995
                                    --------------------     --------------------
        Net sales                   $ 1,661        100.0%    $ 3,834        100.0%
        Cost of goods sold            1,263         76.0       2,872         74.9
                                    -------      -------     -------      -------
              Gross Profit              398         24.0         962         25.1
        Selling, general and
          administrative expenses     1,512         91.0       1,558         40.6
        Depreciation and
          amortization                  154          9.3          68          1.8
                                    -------      -------     -------      -------
                                     (1,268)       (76.3)       (664)       (17.3)
        Interest expense, net            12           .7          30           .8
                                    -------      -------     -------      -------
              Net loss              ($1,280)       (77.0%)   ($  694)       (18.1%)
                                    -------      -------     -------      -------

        The Company's first fiscal quarter ending June 30 is historically the Company's second weakest quarter in an increasingly more skewed year, with the second fiscal quarter being the weakest period and the period November 1 to January 15 being the strongest period in the year.

        Net sales decreased approximately $2,173,000, or 57% in the three months ended June 30, 1996 compared to 1995. The decrease was caused by continued softness in the Company's manufacturing operation and the inability to fill retail and commercial orders in the Company's two subsidiaries, Home Fitness Studios, Inc. (HFS) and Carolina Fitness Equipment, Inc. (CFE).

        The decrease in sales in the Company's manufacturing operations is caused primarily by one condition. The inability to purchase raw materials resulted in canceled purchase orders from dealers and decreased order flow from HFS and CFE. The decrease in sales in the Company's retail and commercial sales operations is caused primarily by one condition. The inability to purchase inventory due to frozen credit lines with most of HFS and CFE trade creditors.


        Gross profit decreased approximately $564,000, or 59%, in the first quarter of 1996 compared to 1995, and to 24% as a percentage of sales from 26% in 1995. These decreases are due to less efficient manufacturing operations in 1996 because of the significantly smaller throughput in the factory caused by the lower sales.

        Selling, general and administrative expenses (SG&A) were down approximately $46,000, or 3% in the quarter ending June 30, 1996 compared to the quarter ending June 30, 1995 due primarily to the reduction in sales experienced in the quarter. However, the Company's SG&A as a percent of sales in the quarter increased to 91% in 1996 compared to 40.6% in 1995, primarily due to the relatively fixed nature of these expenses and the lower sales volume in 1996.

        Loss from operations and net loss increased approximately $604,000 and $586,000, respectively, in the first quarter of fiscal 1996 compared to 1995. These increased losses are directly attributable to the reduced volume in 1996 without a corresponding reduction in SG&A.

        Liquidity and Capital Resources

        The Company had a line of credit with a bank, collateralized by the manufacturing accounts receivable, inventory and machinery and equipment, to provide loans up to an aggregate amount of $300,000, however, this line was closed due to the deteriorating financial position of the Company. Management aggressively pursued and negotiated with several sources to finance or factor its manufacturing receivables with lines of credit similar or higher than the line it had. However, due to the importance of financing its manufacturing purchases to meet its Christmas season need, management elected to secure a line of credit with Continental American Transportation, Inc. (Continental) for $1,000,000. On May 31, 1996, Chip Beam and Harvey Miller resigned as Officers and Directors and appointed Timothy Holstein, Brian Henninger and Erik Bailey to similar positions. As a condition of the line of credit, three members of the seven member board resigned leaving Board Control to the Continental group.

        During the quarter ended June 30, 1996, the Company experienced a net decrease in cash of approximately $119,000, ending with a balance of approximately $167,000 at June 30, 1996. During the quarter ended June 30, 1996, the Company received a revolving line of credit from Continental for $1,000,000, of which the Company borrowed $600,000 at June 30, 1996. The decrease in cash, increased customer deposits, and the proceeds from the line were used to reduce long-term liabilities and fund the Company's operating losses.

        The Company can not meet short and long term capital needs through cash generated from operations and no assurances can be given that outside financing is available, or if available, can be obtained on terms suitable to the Company.


        Inflation

        Inflation has not had a significant impact on the Company's results of operations to date.

        Subsequent Events

        On August 23, 1996, the Company closed all of its seventeen retail store locations due to narrowing profit margins, decreased sales, and frozen credit lines with most of its trade creditors. The Company plans on liquidating the assets of CFE and HFS in an orderly manner. While sales will substantially decrease, the Company anticipates tremendous savings in SG&A expenses and hopes to settle with many of its creditors so that a substantial equity gain is realized. The Company will focus on developing its manufacturing division on a full-time basis. While this division has been historically unprofitable and there can be no assurances that it will ever be profitable, the Company will concentrate on developing this operation as well as commercial sales due to the relatively low fixed cost for these types of operations.


                   Remainder of page intentionally left blank

                          PART II - OTHER INFORMATION


Item 1.           Legal Proceedings:

                           Subsequent to June 30, 1996, the Company has been notified by several of its landlords at various retail locations regarding pending litigation against the Company's two subsidiaries, Home Fitness Studios, Inc. and Carolina Fitness Equipment, Inc. The pending litigation is a result of the retail store closings. The Company is confident that these matters will not affect the existing operations of Bio-Dyne Corporation.

Item 2.           Changes in Securities:    None

Item 3.           Defaults Upon Senior Securities:    None

Item 4.           Submission of Matters to a Vote of Security Holders:    None

Item 5.           Other Information:    None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a) Exhibit - 11.1 - Statement Regarding Computation of Per Share Earnings.

                  (b) During the three months ended June 30 1996, one report on Form 8-K was filed for May 31, 1996 reporting that the Company established a line of credit with Continental American Transportation, Inc. and that there was a change of control with respect to the Company's Officers and Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BIO-DYNE CORPORATION
                                  (Registrant)



Date:  September 18, 1996                       /s/ Timothy Holstein
                                  ---------------------------------------------
                                                   Timothy Holstein
                                      President and Chief Executive Officer



Date:  September 18, 1996                        /s/  Erik Bailey
                                  ---------------------------------------------
                                                     Erik Bailey
                                    Vice President and Chief Financial Officer