Form 10QSB
period 1996-09-30
BIO DYNE CORP /GA
filed 1996-12-16
CIK 876160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________

Commission file number 0-19562


                              BIO-DYNE CORPORATION
                                 (Exact name of
                    Registrant as Specified in its Charter)

               Georgia                                 58-1865733
    (State or other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)                Identification No.)


                 5400 Bucknell Dr. S.W., Atlanta Georgia 30336
              (Address of Principal Executive Offices) (Zip Code)

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
                                               Yes X    No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at of the latest practicable date.

     Common Stock $ .01 Par Value                        10,463,529
               Class                                  November 13, 1996

                              BIO-DYNE CORPORATION

                                  FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                     INDEX



PART I.   FINANCIAL INFORMATION                                         Page No.

             Item 1.   Financial Statements

                       Consolidated Balance Sheets - September 30, 1996
                         (Unaudited) and March 31,  1995 . . . . . . . . .  3

                       Consolidated Statements of Operations for the
                         Three and the Six Months Ended September 30,
                         1995 and 1994  (Unaudited)  . . . . . . . . . . .  5

                       Condensed Notes to Consolidated
                         Financial Statements  . . . . . . . . . . . . . .  6

             Item 2.   Management's Discussion and analysis of
                        Financial Condition and Results of Operations  . .  7

PART II.       OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . 10

Exhibit 11.1   Statement Regarding computation of  Per Share Earnings  . . 12

BIO-DYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
($000 omitted)

                                                  September 30,     March 31,
                                                      1996            1996
                                                  -------------     ---------
                                                   (Unaudited)

ASSETS

CURRENT ASSETS:

     Cash                                             $  216        $  286

     Factored Accounts Receivable                         53           239

     Accounts Receivable                                  41           564

     Inventories                                       1,915         2,095

     Prepaid expenses and other current assets           101           174
                                                      ------        ------

          Total current assets                         2,326         3,358

PROPERTY, PLANT AND EQUIPMENT, net                       420           499

DEPOSITS AND OTHER ASSETS                                110           113

GOODWILL, net of accumulated amortization              2,479         2,064
                                                      ------        ------
                                                      $5,335        $6,034
                                                      ------        ------

See accompanying condensed notes to consolidated financial statements.

BIO-DYNE CORPORATION AND SUBSIDIARIES

($000 omitted)

                                                  September 30,     March 31,
                                                      1996            1996
                                                  -------------     ---------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $  2,823       $ 2,432
     Accrued expenses                                    774           686
     Current portion of notes payable and capital
       lease obligations                                 210           437
     Due to factor                                        --           156
     Line of credit                                       34            --
     Customer deposits                                   882           756
     Notes Payable to Continental                        450            --
     Current portion of reserve for acquisition costs    186           186
     Current portion of deferred gain on sale of
       building                                           10            10
                                                    --------       -------
          Total current liabilities                    5,369         4,663

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
     net of current portion                              217           271

CAROLINA FITNESS EQUIPMENT CREDITORS SETTLEMENT          450           450

RESERVE FOR ACQUISITION COSTS, net of current portion     --            --

ACCRUED EXECUTIVE SEPARATION EXPENSE, net of current
  portion                                                 --            56

DEFERRED GAIN ON SALE OF BUILDING, net of current
  portion                                                 96            96
                                                    --------       -------
          Total liabilities                            6,132         5,536

STOCKHOLDERS' EQUITY:
     Common stock                                        103           103
     Common stock subscribed                              --            --
     Additional paid-in capital                        9,729         9,729
     Accumulated deficit                             (10,629)       (9,334)
                                                    --------       -------
                                                        (797)          498

     Less: Treasury stock                                 --            --
                                                    --------       -------



          Total stockholders' equity                    (797)          498
                                                    --------       -------
                                                    $  5,335       $ 6,034
                                                    --------       -------

See accompanying condensed notes to consolidated financial statements.

BIO-DYNE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
($000 omitted, except per share data)


                                                 Three Months Ended           Six Months Ended
                                                    September 30,               September 30,
                                                   1996        1995           1996        1995
                                                   ----        ----           ----        ----
Net sales                                     $     1,351   $    3,977   $     3,012   $    7,811

Cost of goods sold                                    753        2,941         2,016        5,813
                                              -----------   ----------   -----------   ----------
     Gross margin                                     598        1,036           996        1,998

Selling, general and
  administrative expenses                           1,011        1,456         2,523        3,014

Depreciation and amortization,
  less amortization of goodwill                        53           69           162           92
                                              -----------   ----------   -----------   ----------
                                                     (466)        (489)       (1,689)      (1,108)

Amortization of goodwill                               45           45            91           90
                                              -----------   ----------   -----------   ----------
     Loss from operations                            (512)        (534)       (1,780)      (1,198)

Interest expense                                        3           29            15           59
                                              -----------   ----------   -----------   ----------
Net Loss                                      $      (515)  $     (563)  $    (1,795)  $   (1,257)
                                              -----------   ----------   -----------   ----------
Net loss per common share                     $     (0.05)  $    (0.06)  $     (0.17)  $    (0.15)
                                              -----------   ----------   -----------   ----------
Weighted average shares outstanding            10,463,529    8,810,942    10,463,529    8,179,155
                                              -----------   ----------   -----------   ----------

See accompanying condensed notes to consolidated financial statements.

BIO-DYNE CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS (BASIS OF PRESENTATION)

In the opinion of the Company, the statements for the unaudited interim periods presented herein include all adjustments (which include only normal recurring adjustments) necessary to present a fair statement of the results of such interim periods. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the year.



2.   INVENTORY

Inventory consisted of the following:

                                  September 30,
      ($000 omitted)                  1996               March 31, 1996
                                ----------------         --------------

      Raw materials                   $  358                 $  459
      Work in process                     93                     43
      Finished goods                     104                    169
      Retail                           1,360                  1,424
                                      ------                -------

                                      $1,915                 $2,095
                                      ------                 ------

3.   INCOME TAXES

At March 31 and September 30, 1996, the Company had net operating loss carryforwards for financial reporting and income tax purposes of approximately $6,416,812 and $6,943,812, respectively, which, unless utilized, begin to expire in the year 2005.

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

        ($000 omitted)                 Three Months Ended September  30,
                                          1996                  1995
                                  ------------------     -------------------
Net sales                         $ 1,351     100.0%     $ 3,977      100.0%
Cost of goods sold                    753      55.7        2,941       74.0
                                  -------     -----      -------      -----
     Gross Profit                     598      44.3        1,036       26.0
Selling, general and
  administrative expenses           1,011      74.7        1,456       36.6
Depreciation and amortization,
  less amortization of goodwill        53       3.9           69        1.7
                                  -------     -----      -------      -----
                                     (466)    (34.5)        (489)     (12.3)
Amortization of goodwill               45       3.3           45        1.1
                                  -------     -----      -------      -----
      Loss from operations           (512)    (37.8)        (534)     (13.4)
Interest expense, net                   3      .002           29         .7
                                  -------     -----      -------      -----
      Net loss                      ($515)    (38.1%)      ($563)     (14.1%)
                                  -------     -----      -------      -----



                                       Three Months Ended September  30,
                                         1996                  1995
                                  ------------------    ----------------

Net sales                         $ 3,012   100.0%     $ 7,811    100.0%
Cost of goods sold                  2,016    66.9        5,813     74.4
                                  -------   -----      -------    -----
       Gross Profit                   996    33.1        1,998     25.6
Selling, general and
  administrative expenses           2,523    83.7        3,014     38.6
Depreciation and amortization,
  less amortization of goodwill       162     5.4           92      1.2
                                  -------   -----      -------    -----

                                   (1,689)  (56.1)      (1,018)   (14.2)
Amortization of goodwill               91     3.0           90      1.1
                                  -------   -----      -------    -----
      Loss from operations         (1,780)  (59.1)      (1,198)   (15.3)
Interest expense, net                  15      .5           59       .8
                                  -------   -----      -------    -----
        Net loss                  ($1,795)  (59.6%)    ($1,257)   (16.1%)
                                  -------   -----      -------    -----



        The Company's first two fiscal quarters ending June 30 and September 30 are historically the Company's two weakest quarters in an increasingly more skewed year, with the period November 1 to January 15 being the strongest period in the year.

        Net sales decreased approximately $2,646,000, or 66% and $4,799,000, or 61%, in the three and six months ended September 30, 1996 compared to 1995. The decrease was caused by the continued softness in the Company's manufacturing operation and the inability to fill retail and commercial orders in the Company's two subsidiaries, Home Fitness Studios, Inc. (HFS) and Carolina Fitness Equipment, Inc. (CFE).

        The decrease in sales in the Company's manufacturing operations is caused primarily by one condition. The inability to purchase raw materials resulted in canceled purchase orders from dealers and decreased order flow from CFE and HFS. The decrease in sales in the Company's retail and commercial sales operations is caused primarily by two conditions. The inability to purchase inventory due to frozen credit lines with most of HFS and CFE trade creditors and the subsequent cesation of retail operations at the end of August 1996.

        Gross profit decreased approximately $438,000, or 43%, in the second quarter of 1996 compared to 1995, and to 44% as a percentage of sales from 28% in 1995. For the six months ended September 30, 1995, gross profit declined approximately $1,002,000, or 50%, and to 33% in 1996 compared to 26% in 1995.

        Selling, general and administrative expenses (SG&A)were down approximately $445,000, or 30% in the quarter ending September 30, 1996 compared to the quarter ending September 30, 1995 due to the cost reduction programs instituted by the Company. The increase of SG&A as a percent of sales in the quarter, to 75% in 1996 to 37% in 1995, is due to the relatively fixed nature of these expenses and the lower sales volume in 1996.

        Loss from operations decreased approximately $22,000 and net loss decreased approximately $48,000 in the second quarter of fiscal 1996 compared to 1995, and increased approximately $538,000 for the six months. These increased losses are directly attributable to the reduced volume in 1996.



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

        During the six months ended September 30, 1996, the Company experienced a net decrease in cash of approximately $70,000, ending with a balance of approximately $216,000 at September 30, 1996. During the six months ended September 30, 1996, the Company received a revolving line of credit from Continental for $1,000,000, of which the Company borrowed $450,000 at June 30, 1996. The decrease in cash, increased customer deposits, and the proceeds from the line were used to reduce long-term liabilities and fund the Company's operating losses.

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

        Susequent Events


        On October 31, 1996, the Company was granted a credit line of $75,000 from Colonial Financial Services, collateralized by receivables. The Company has used this line to enhance manufacturing operations.

        On Nov 14,1996, the Company issued 9,000,000 shares of stock to retire $360,000 of debt to Continental American Transportation, Inc.




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

Item 4.           Submission of Matters to a Vote of Security Holders: None

Item 5.           Other Information:        None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a) Exhibit - 11.1 - Statement Regarding Computation of Per Share Earnings.

                  (b) During the six months ended September 30,1996, one report on Form 8-K was filed for May 31, 1996 reporting that the Company established a line of credit with Continental American Transportation, Inc. and that there was a change of control with respect to the Company's Officers and Directors.

                  (c) During the six months ended September 30,1996, one report on Form 8-K was filed for August 28, 1996 reporting that the company had discontinued operations of its Carolina Fitness, Inc. (CFE) and Home Fitness Studious, Inc. (HFS) subsidiaries.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BIO-DYNE CORPORATION
                                  (Registrant)



Date:  November 19, 1996             s/ Timothy Holstein
                                     ----------------------------
                                     Timothy Holstein
                                     President and Chief Operating Officer



Date:  November 19, 1996             s/ Erik Bailey
                                     -----------------------
                                     Erik Bailey
                                     Vice President and Chief Financial Officer

This document may contain "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 as amended.