Form 10QSB
period 2005-06-30
BERMAN CENTER, INC.
filed 2005-08-22
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
0-19562

BERMAN CENTER, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1933261 (I.R.S. Employer Identification No.)

211 EAST ONTARIO, SUITE 800, CHICAGO, ILLINOIS (Address of principal executive offices)	60611 (Zip Code)

(312) 255-8088
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐No ☒

There were 31,795,415 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 5, 2005.

Transitional Small Business Disclosure Format (check one):     Yes ☐     No ☒

BERMAN CENTER, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
As of June 30, 2005 (unaudited)

June 30,
ASSETS	2005
Current assets
Cash and cash equivalents	$2,206,517
Prepaid expenses and other assets	99,527
Total current assets	$2,306,044

Property and equipment:, net	$566,075

Total assets	$2,872,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$298,874
Accrued expenses	534,855
Deferred rent	105,367
Deferred revenue	125,828
Total current liabilities	1,064,924

Commitments and contingencies

Stockholders' equity
Common Stock, $0.001 par value, 100,000,000 shares authorized 31,795,415 shares outstanding	31,795
Additional paid-in capital	5,197,053
Deficit accumulated in the development stage	(3,421,653)

Total stockholders' equity	1,807,195

Total liabilities and stockholders' equity	$2,872,119

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited) and
For the Period from January 16, 2003 (inception) to June 30, 2005 (unaudited)

	For The Three Months Ended 06/30/2005	For The Three Months Ended 06/30/2004	For The Six Months Ended 06/30/2005	For The Six Months Ended 06/30/2004	For the period from January 16, 2003 (Inception) through 06/30/2005
Revenue
-Clinics	$142,934	$352,998	$247,430	$408,687	$911,631
-Seminars and conferences	--	--	--	--	279,250
-Research, studies and trials	--	--	--	--	247,186
-Radio advertising	--	--	50,000	--	50,000
Total Revenue	142,934	352,998	297,430	408,687	1,488,067

Cost of Services:
Clinics	117,652	249,146	215,379	435,699	998,444
Seminars and conferences	--	--	--	--	249,195
Research, studies and trials	1,225	63,000	1,725	63,000	245,739

Total Cost of Services	118,877	312,146	217,104	498,699	1,493,378

Gross Profit / (Loss)	24,057	40,852	80,326	(90,012)	(5,311)

Selling, general & administrative expenses	854,818	559,013	1,258,334	1,029,204	3,416,342

Loss from operations	(830,761)	(518,161)	(1,178,008)	(1,119,216)	(3,421,653)

Net loss	$(830,761)	$(518,161)	$(1,178,008)	$(1,119,216)	$(3,421,653)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.06)	$(0.09)

Basic and Diluted Weighted-average shares outstanding	21,167,763	15,561,570	19,562,516	12,341,589

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004 (unaudited)
and the Period from January 16, 2003 (inception) to June 30, 2005 (unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Period from January 16, 2003 (inception) to
	June 30, 2005	June 30, 2004	June 30, 2005
Cash flows from Operating Activities:
Net (Loss)	$(1,178,008)	$(1,119,216)	$(3,421,653)

Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:

Depreciation and amortization	65,039	42,110	175,173
Issuance of shares for compensation	95,000	5,000	120,000
(Increase) Decrease in
Accounts receivable	3,100	(2,770)	--
Deposits	(15,000)	--	(15,000)
Prepaid expenses and other current assets	(66,431)	(57,739)	(78,931)
Inventory	2,051	--	(5,596)
Increase (Decrease) in
Book overdraft	--	(6,932)	--
Accounts payable and accrued expenses	118,651	(87,004)	285,769
Deferred revenue	38,243	37,700	126,455
Accrued payroll	6,576	38,507	48,000
Deferred rent	38,435	26,774	105,745

Net Cash used in Operating Activities	(892,344)	(1,123,570)	(2,660,038)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(21,895)	(494,184)	(741,247)
Net Cash used in Investing Activities	(21,895)	(494,184)	(741,247)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	2,964,742	2,205,000	5,694,223
Offering costs paid on Common Stock	(86,421)		(86,421)
Net Cash provided by Financing Activities	2,878,321	2,205,000	5,607,802

Net Increase in Cash and Cash Equivalents	1,964,082	587,246	2,206,517

Cash and Cash Equivalents, Beginning of Period	242,435	--	--

Cash and Cash Equivalents, End of Period	$2,206,517	$587,246	$2,206,517

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004, the Company issued 628,458 shares as compensation to some members of the Board of Directors, valued at $120,000. The shares were issued as compensation for services performed. During the six months ended June 30, 2005 and the year ended December 31, 2004, $95,000 (unaduited) and $25,000 was amortized to compensation expense, respectively.

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Berman Center, Inc. (the “Company”) (a development stage company), headquartered in Chicago, Illinois, provides an array of female health management products and services marketed through a diversified media platform through its wholly owned subsidiary, Berman Health and Media, Inc. (“BHM”). The face of the Company is Dr. Laura Berman, the world renowned sex therapist and relationship guru. Berman Center is leveraging Dr. Berman’s credentials and celebrity status by creating a portfolio of branded related products and services that are marketed through a diversified media platform.

NOTE 2 - THE MERGER

On June 16, 2005, LBC MergerSub, Inc., a Nevada corporation and wholly owned subsidiary of the Company, merged with and into BHM pursuant to an Agreement and Plan of Merger dated as of June 3, 2005. Pursuant to the merger (the “Merger”), BHM became a wholly owned subsidiary of the Company and the issued and outstanding shares of common stock of BHM were converted into an aggregate of 19,730,504 shares of common stock of the Company. After the Merger, the former BHM stockholders owned approximately 87% of the Company’s issued and outstanding Common Stock, with the Company’s existing stockholders continuing to own the remaining 13% of the Company’s issued and outstanding common stock after the Merger. Following the Merger, the business conducted by the Company is the business conducted by BHM prior to the Merger.

As a result of the Merger, the 400,000 issued and outstanding warrants and 204,578 issued and outstanding stock options of BHM became exercisable to purchase 614,400 shares and 314,230 shares of the Company’s Common Stock, respectively, at an exercise price of $0.315 per share and $1.00 per share, respectively. No other terms of the warrants and options were changed as a result of the Merger.

The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) the Company’s historical accumulated deficit for periods prior to June 16, 2005 were eliminated against additional-paid-in-capital, and (2) the consolidated financial statements present the previously issued shares of common stock of the Company as having been issued pursuant to the Merger on June 3, 2005, and the shares of common stock of the Company issued to the former BHM stockholders in the Merger as having been outstanding since January 16, 2003 (the inception of BHM). No goodwill or other intangible asset was recorded as a result of the Merger.

The following table sets forth (1) the revenue, cost of services, selling, general and administrative expenses, and net losses of BHM for the year ended December 31, 2004, for the period from January 16, 2003 (inception) to December 31, 2003 and for the period from January 16, 2003 (inception) to December 31, 2004, (2) the operating expenses and net losses of the Company for the years ended March 31, 2005 and 2004, and (3) the consolidated pro-forma information for BHM and the Company for the year ended December 31, 2004, for the period from January 16, 2003 (inception) to December 31, 2003 and for the period from January 16, 2003 (inception) to December 31, 2004 assuming that the Merger was completed on January 16, 2003.

Year Ended December 31, 2004
	BHM	The Company	Adjustments	Pro-Forma as Adjusted
Revenue	$1,115,637	$--	$--	$1,115,637
Cost of services	1,165,431	--	--	1,165,431
Selling, general and Administrative expenses	1,870,035	155,490	--	2,025,525
Net Loss	$(1,919,829)	$(155,490)	$--	$(2,075,319)

Period from January 16, 2003 (inception) to December 31, 2003

	BHM	The Company	Adjustments	Pro-Forma as Adjusted
Revenue	$75,000	$--	$--	$75,000
Cost of services	110,843	--	--	110,843
Selling, general and Administrative expenses	287,973	--	--	287,973
Net Loss	$(323,816)	$--	$--	$(323,816)

Period from January 16, 2003 (inception) to December 31, 2004

	BHM	The Company	Adjustments	Pro-Forma as Adjusted
Revenue	$1,190,637	$--	$--	$1,190,637
Cost of services	1,276,274	--	--	1,276,274
Selling, general and Administrative expenses	2,158,008	155,490	--	2,313,498
Net Loss	$(2,243,645)	$(155,490)	$--	$(2,399,135)

The financial statements for the Company for the years ended March 31, 2005 and 2004 were audited by other auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), and their report on them, dated June 10, 2005, was unqualified. However, their report contained an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

BHM was formed on January 16, 2003 and operated as a privately held Delaware limited liability company under the name Berman Center LLC until June 2, 2005, when it reorganized into corporate form under the name The Berman Center, Inc., in accordance with the provisions of the Delaware Limited Liability Company Act. On June 20, 2005, the Company changed the name of The Berman Center, Inc. to Berman Health and Media, Inc.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the six months ended June 30, 2005, the Company incurred a net loss of $1,178,008 and had negative cash flows from operations of $892,344. In addition, the Company had an accumulated deficit of $3,421,653 at June 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for its capital needs during the year ended December 31, 2005 by issuing debt and equity securities and by the continued development of its business. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Berman Center, Inc. and its wholly-owned subsidiary Berman Health and Media, Inc. In addition, the consolidated financial statements of Berman Center, Inc. include the accounts of LB Center, Inc., as described in Note 2. All significant inter-company accounts and transactions are eliminated in consolidation.

Development Stage Enterprise
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

Revenue Recognition
Revenues are recognized when realized or realizable and earned. Patients at the clinic are required to pay on the day of their appointment (at the point of service). Patients are allowed to pay either with cash, check or credit card. Items for bad debt or returned or rejected credit cards are very minimal and are recorded as they occur. If the clinic changed its policy in the future and granted credit to its patients, a review of the current procedures would be necessary and allowances for bad debt write-offs would be warranted. Costs for these revenues constitute primarily outside lab fees and internal payroll expenses for clinical staff. These costs are recognized as they are incurred.

Revenue related to the hosting CPE seminars for clinicians is recognized once the seminar has been conducted. Costs for these revenues constitute primarily of hotel charges for the rooms and audio visual equipment as well as payments of honorariums to speakers at the seminar. Costs for these revenues are also recognized once the seminar has been conducted. Revenue related to the publishing of books is recognized when the book is released by the publisher. Costs for these revenues constitute primarily internal payroll expenses for a staff writer. These costs are recognized as they are incurred.

Revenue related to research and clinic or (clinical) trials is recognized when the work is complete. Because of the nature of the contracts, which generally require the Company to release the results of their studies when complete, release of the results of the clinical research is the indicator that the Company uses to measure delivery and acceptance of the related services. Therefore, recognition of revenue prior to release would be precluded. Costs for these revenues constitute primarily research expenses paid to outside contractors. These costs are also recognized as they are incurred.

From time to time, the Company and its executives may be compensated for performing certain media appearances. The Company recognizes this income when it is earned, the services are performed and collection is probable.

Cash and Cash Equivalents
For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over estimated useful lives of five to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, accrued payroll, and deferred revenue. The book value of all other financial instruments are representative of their fair values.

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB Opinion No. 25 using the intrinsic value method.

The Company has adopted only the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share for the three and six months ended June 30, 2005 and 2004, would have been increased to the pro forma amounts indicated below:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Net loss
As reported	$(1,178,008)	$(1,119,216)	$(830,761)	$(518,161)
Deduct total stock based employee compensation expense determined Under fair value method for all awards, net of tax	(9,460)	--	(8,279)	--

Pro forma	$(1,187,468)	$(1,119,216)	$(839,040)	$(518,161)

Loss per common share
Basic and diluted - as reported	$(0.06)	$(0.09)	$(0.04)	$(0.03)
Basic and diluted - pro forma	$(0.06)	$(0.09)	$(0.04)	$(0.03)

Loss Per Share
The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

At June 30, 2005 and 2004, the following common equivalent shares were excluded from the computation of loss per share since their effect is anti-dilutive.

Loss Per Share

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Options	314,230	314,230	314,230	314,230
Warrants	10,591,085	--	10,591,085	--

Income Taxes
The Company is taxed under sections of the federal and California income tax laws which provide that, in lieu of corporation income taxes, the members separately account for their pro rata share of the Company's items of income, deductions, losses, and credits. The provision for state income taxes represents the statutory California franchise taxes applicable to limited liability companies.

Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152,”Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,”Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions.

Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,”Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153,”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,”Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment”. SFAS 123(R) amends SFAS No. 123,”Accountung for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following:

June 30,
2005
(unaudited)

Equipment	212,723
Furniture and fixtures	190,587
Leasehold improvements	253,787

741,247
Less accumulated depreciation and amortization	175,172

Total	$566,075

Depreciation and amortization expense for the six months ended June 30, 2005 and 2004 was $65,039 (unaudited) and $42,110 (unaudited), respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 16, 2005, the Company and Dr. Laura Berman entered into a three-year employment agreement. Pursuant to such agreement, Dr. Berman will receive an annual salary of $200,000, provided that under certain circumstances the Board of Directors may increase her salary. In addition, Dr. Berman has also agreed to contribute to the Company all income, revenue and other compensation received by Dr. Berman in connection with activities related to the business operations of the Company during her employment, including, without limitation, all revenue from media sources, talent agreements with television production companies or other media sources and authorship royalties. These items are the sole property of the Company and may not be removed from the Company without approval of at least a majority in interest of the Company’s stockholders and adequate compensation to the Company. The contribution of income and revenues describe above, however, does not include income, revenue and other compensation derived by Dr. Berman from honorarium fees and speaking engagements.

In the event that Dr. Berman performs services and earns compensation that would fall under this agreement, such amounts would be recorded when the contribution is considered due to the Company and the services have been completed by Dr. Berman. The Company did not receive any material revenue of this type in the periods presented. Contributions will be recorded as revenue or expense as appropriate.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

During the six months ended June 30, 2005, the Company completed the following transactions:

•	Issued 1,653,147 shares for a cash total of $236,742 to third party investors.

•
Issued 497,531 shares of common stock to several members of the board of directors as compensation for services earned. Compensation expense recognized in the six months ended June 30, 2005 is $95,000. This amount was previously recorded as deferred compensation at December 31, 2004 and was earned upon the completion of the reverse merger.

•
Issued 9,069,712 shares of common stock to third party investors for a cash total of $2,641,579 net of offering costs of $458,421. In connection with the issuance, the Company issued 4,534,857 Class A warrants, 4,534,857 Class B warrants and 906,971 warrants to a placement agent.

The Class A Warrants shall be redeemable by the Company at a price of five (5) cents per warrant in the event (i) there is an effective registration statement covering the shares of Common Stock underlying the Class A Warrants and (ii) the closing market price of shares of Common Stock listed on a national securities market equals or exceeds 300% of the price (the “Issue Price”) of the shares of Common Stock issued further to the Private Placement Unit Offering for twenty of the thirty consecutive trading days immediately preceding the Company’s notice of redemption. The exercise price of the Class A warrants is $0.684 per warrant and will have a three year term. The fair value of each warrant has been calculated with the following assumptions at the grant date; dividend yield of 0%, expected volatility of 29%, risk free interest rate of 3.07% and an expected life of 3 years.

The Class B Warrants shall be redeemable by the Company at a price of five (5) cents per warrant in the event (i) there is an effective registration statement covering the shares of Common Stock underlying the Class B Warrants and (ii) the closing market price of shares of Common Stock listed on a national securities market equals or exceeds 400% of the Issue Price for twenty of the thirty consecutive trading days immediately preceding the Company’s notice of redemption. The exercise price of the Class B warrants is $1.025 per warrant and will have a three year term. The fair value of each warrant has been calculated with the following assumptions at the grant date; dividend yield of 0%, expected volatility of 29%, risk free interest rate of 3.07% and an expected life of 3 years.

The Placement Warrants will receive registration rights identical to the rights granted to the holders of Class A Warrants and Class B Warrants. The warrants will be exercisable at a price of $0.341 per share and will have a three year term. The fair value of these warrants have been calculated at $2,182 and have been included in offering costs. The fair value of each warrant has been calculated with the following assumptions at the grant date; dividend yield of 0%, expected volatility of 29%, risk free interest rate of 3.07% and an expected life of 3 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. In addition, the information in this report includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Overview

Berman Center, Inc. is a multimedia enterprise specializing in women’s health, active across the domains of radio, television, and print media, including books, magazines and newspapers. Dr. Laura Berman is a premier name in women’s sexual health, a leading researcher in the field and has created a multi-faceted platform for reaching out to consumers in a variety of settings, including the entertainment medium, product sales, medical services and online subscription opportunities that our management team is in the process of capitalizing on. We have already accomplished producing our own radio show, a weekly column in the Chicago Sun-Times, and a monthly column in Ladies Home Journal and ad-hoc contributions to the USA Today opinion page. Dr. Berman is also a correspondent for Good Morning America on ABC, the star of her own reality television show, A More Perfect Union, for which the pilot episode is currently being produced for Showtime Network, the host of a recent Lifetime Network television special entitled Secrets of the Sexually Satisfied Woman and Co-host of Berman & Berman on Discovery Health Channel.

Dr. Berman is the author of three books: For Women Only: A Revolutionary Guide to Overcoming Sexual Dysfunction and Reclaiming Your Sex Life, a New York Times Best Seller; The Secrets of the Sexually Satisfied Woman, recently released; and Passion Prescription, which she recently completed and has been accepted by her publisher, Hyperion. Dr. Berman is a source for a wide range of media outlets. Dr. Berman has appeared in a wide variety of magazines, newspapers, television and radio shows, including Oprah, CNN, Good Morning America, New York Times, Wall Street Journal, Fortune Magazine, Cosmopolitan, Marie Claire, Fitness, Redbook, and Ladies Home Journal. She also is featured in publications and television programs internationally.

Critical Accounting Policies Used in Financial Statements

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Patients at the clinic are required to pay on the day of their appointment (at the point of service). Patients are allowed to pay either with cash, check or credit card. Items for bad debt or returned or rejected credit cards are very minimal and are recorded as they occur. If the clinic changed its policy in the future and granted credit to its patients, a review of the current procedures would be necessary and allowances for bad debt write-offs would be warranted. Costs for these revenues constitute primarily outside lab fees and internal payroll expenses for clinical staff. These costs are recognized as they are incurred.

Revenue related to the hosting CPE seminars for clinicians is recognized once the seminar has been conducted. Costs for these revenues constitute primarily of hotel charges for the rooms and audio visual equipment as well as payments of honorariums to speakers at the seminar. Costs for these revenues are also recognized once the seminar has been conducted. Revenue related to the publishing of books is recognized when the book is released by the publisher. Costs for these revenues constitute primarily internal payroll expenses for a staff writer. These costs are recognized as they are incurred.

Revenue related to research and clinic or (clinical) trials is recognized when the work is complete. Because of the nature of the contracts, which generally require us to release the results of our studies when complete, release of the results of the clinical research is the indicator that we use to measure delivery and acceptance of the related services. Therefore, recognition of revenue prior to release would be precluded. Costs for these revenues constitute primarily research expenses paid to outside contractors. These costs are also recognized as they are incurred.

From time to time, we and our executives may be compensated for performing certain media appearances. We recognize this income when it is earned, the services are performed and collection is probable.

Results of Operations

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, any expected bad debts and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Comparison of the Three Months ended June 30, 2005 to June 30, 2004

Revenue
	Three Months Ended June 30,
	2005	2004
Patient revenue	$142,934	$292,998
Grant / Research		60,000
Total Revenue	$142,934	$352,998

Revenue from clinic operations for the second quarter 2005 decreased by $150,064 from the second quarter of 2004, from $292,998 to $142,934. Since the opening of the clinic, the second quarter of 2004 has been the strongest quarter in terms of patient revenue. The peak in patient revenue during the second quarter 2004 was primarily due to an increase in demand for clinic services after Berman Center was listed as a reference in a top ten selling book at the time. There was a noticeable decrease in demand for patient services once the book was no longer on the top ten list. Also, there was no grant/research revenue in the second quarter of 2005 while second quarter of 2004 had $60,000 of grant/research revenue due to an unrestricted educational grant for a research study on vibrators. Total revenue for the second quarter of 2005 declined by $210,064 compared to the second quarter of 2004.

Expenses

Cost of Goods Sold

	Three Months Ended June 30,
	2005	2004
Cost of services:	$ 118,877	$ 312,146

Gross Margin	$ 24,057	$ 40,852

Gross Margin %	16.8%	11.6%

Cost of goods sold was higher in the second quarter of 2004 at $312,146 than in the same period in 2005, $118,877 by the amount of $193,269. This is due mainly to higher staffing levels in the second quarter of 2004, the year of the clinic opening, than during the second quarter of 2005. Staff reductions and salary cuts were put into place in the latter part of 2004 and the reduced staffing levels that were still in place during the second quarter of 2005. Management implemented these reductions in an effort to move toward profitability. Staff reductions included one doctor, one physical therapist and one couples therapist. In second quarter of 2004, cost of services consisted of $238,908 in payroll, payroll taxes, benefits and outside contractor costs, outside lab fees of $10,238 and research expenses of $63,000. In second quarter of 2005, cost of services consisted of $108,768 in payroll, payroll taxes, benefits and outside contractor costs, outside lab fees of $8,884 and research expenses of $1,225.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2005	2004
Selling, General &
Administrative Expenses	$854,818	$559,013

S,G&A (as a % of revenue)	598.0%	158.4%

Selling, general and administrative expenses were higher in the second quarter of 2005 at $854,818 than in the same period in 2004, $559,013 by the amount of $295,805. This is mainly due to expenses related to the reverse merger / PIPE transaction which occurred in the second quarter of 2005. In the second quarter of 2004, the significant components of S,G&A consisted of the following: $202,728 in payroll, payroll taxes and benefit costs, $193,821 in costs for systems and technology and $149,613 in expenses related public relations and promotions. In the second quarter of 2005, the significant components of S,G&A consisted of $460,741 in expenses related to the reverse merger / PIPE transaction. The expenses for the reverse merger / PIPE transactions consisted of the following expense categories: audit and legal fees, placement fees, roadshow expenses, filing fees and interest expense. By comparison there was no such transaction or expenses for this in the second quarter of 2004. The remaining significant components of S,G&A for the second quarter of 2005 included: $251,611 in expenses related to payroll, payroll taxes and benefits, $112,790 in public relations and promotions, $72,360 in consultant and broker fees.

Net Loss

	Three Months Ended June 30,
	2005	2004
Net Profit / (Loss)	($830,761)	($518,161)
% of Revenue	-581.2%	-146.8%

Net loss increased from ($518,161) in the second quarter of 2004 versus ($830,761) in the same period in 2005. The change is mainly due to expenses related to the reverse merger / PIPE transaction which occurred during the second quarter of 2005. In second quarter of 2004, cost of services amounted to $312,146 resulting in a gross margin of $114,090. Selling, administrative & general expenses totaled $632,251 which resulted in a net loss for the second quarter of ($518,161).

In second quarter 2005, cost of services amounted to $118,877 resulting in a gross margin of $24,057. Selling, administrative & general expenses totaled $854,818 which resulted in a net loss for the second quarter of ($830,761).

Comparison of the Six Months ended June 30, 2005 to June 30, 2004

Revenue

	Six Months Ended June 30,
	2005	2004
Patient revenue	$247,430	$348,687
Radio advertising	$50,000	--
Grant / Research	--	60,000
Total Revenue	$297,430	$408,687

Revenue from clinic operations for the first half of 2005 decreased by $101,257 from the first half of 2004, from $348,687 to $247,430. The first half of 2005 revenue also included $50,000 in radio advertising revenue bringing the total revenue for the first half of 2005 up to $297,430. By comparison, there was no radio advertising revenue in the first half of 2004, however, the period included $60,000 in grant research revenue bringing total revenue for the first half of 2004 to $408,687. As a result, total revenue in the first half of 2005 decrease by $111,257 from the year-earlier period. It is important to point out that the clinic itself was not opened for the first month and a half of the first quarter 2004 (the clinic began seeing patients on February 16, 2004) and that the radio show did not exist in the first half of 2004.

Expenses

Cost of Goods Sold

	Six Months Ended June 30,
	2005	2004
Cost of services:	$217,104	$498,699

Gross Margin	$80,326	($90,012)

Gross Margin %	27.0%	-22.0%

Cost of goods sold was higher in the first half of 2004 at $498,699 than in the same period in 2005, $217,104 by the amount of $281,595. This is due mainly to higher staffing levels at the opening of the clinic and the first half of 2004, than during the first half of 2005. Staff reductions and salary cuts had been put in place by the latter part of 2004 that were still in place during the first half of 2005. Management implemented these reductions in an effort to move toward profitability. Staff reductions included one doctor, one physical therapist and one couples therapist. In first half of 2004, cost of services consisted of $425,461 in payroll, payroll taxes, benefits and outside contractor costs, outside lab costs of $10,238 and research expense of $63,000. In the first half of 2005, cost of services consisted of $203,289 in payroll, payroll taxes and benefits and outside contractor costs, outside lab fees of $12,090 and research expenses of $1,725.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2005	2004
Selling, General &
Administrative Expenses	$1,258,334	$1,029,204

S,G&A (as a % of revenue)	423.1%	251.8%

Selling, general and administrative expenses were higher in the first half of 2005 at $1,258,334 than in the same period in 2004, $1,029,204 by the amount of $229,130. This is mainly due to expenses related to the reverse merger / PIPE transaction which occurred in the first half of 2005. In the first half of 2004, the significant components of S,G&A consisted of the following: $202,728 in payroll, payroll taxes and benefit costs, $193,821 in costs for systems and technology and $149,613 in expenses related public relations and promotions. In the first half of 2005, the significant components of S,G&A consisted of $450,741 in expenses related to the reverse merger / PIPE transaction. The expenses for the reverse merger / PIPE transactions consisted of the following expense categories: audit and legal fees, placement fees, roadshow expenses, filing fees and interest expense. By comparison there was no such transaction or expenses in the first half of 2004. The remaining significant components of S,G&A for the first half of 2005 included: $251,611 in expenses related to payroll, payroll taxes and benefits, $112,790 in public relations and promotions, $72,360 in consultant and broker fees.

Net Loss

	Six Months Ended June 30,
	2005	2004
Net Profit / (Loss)	($1,178,008)	($1,119,216)

% of Revenue	-396.0%	-273.9%

Net loss increased from ($1,119,216) in the first half of 2004 versus ($1,178,008) in the same period of 2005. The change is mainly due to expenses related to the reverse merger / PIPE transaction which occurred in the first half of 2005. Without the expenses for the reverse merger / PIPE transaction, the loss for the first half of 2004 would be greater than the loss for the first half of 2005. The loss in the first half of 2004 included extra costs associated with setting up the new operation in the early 2004. In first half of 2004, cost of services amounted to $498,699 resulting in a negative gross margin of $90,012. Selling, administrative & general expenses totaled $1,029,204 which resulted in a net loss for the first half of ($1,119,216).

In first half of 2005, cost of services amounted to $217,104 resulting in a gross margin of $80,326. Selling, administrative & general expenses totaled $1,258,334 which resulted in a net loss for the first half of ($1,178,008).

Liquidity and Capital Resources

At June 30, 2005, we had current assets of $2,306,044 consisting of cash and cash equivalents of $2,206,517 and other current assets of $99,527. At June 30, 2005, we also had current liabilities of $1,064,924, consisting of accounts payable of $298,874 and other current liabilities of $766,050. This resulted in net working capital at June 30, 2005 of $1,241,120. During the six months ended June 30, 2005, we used cash in operating activities of ($892,344). From the date of inception (January 2003) to June 30, 2005, we have had a net loss of ($3,421,653) and have used cash of ($2,660,038) in operating activities.

On June 16, 2005, Berman Health and Media, Inc. closed a private placement offering of common stock and warrants (the “Units”) each consisting of (i) two shares of common stock, (ii) one three-year warrant exercisable into one share of common stock at an exercise price of $1.05 and (iii) one three year warrant exercisable into one share of common stock at an exercise price of $1.575. The price per Unit was $1.05. Berman Health and Media, Inc. sold an aggregate of 2,952,381 Units and received $3,100,000 in gross proceeds from such sale. In connection with our merger with Berman Health and Media, Inc., we have agreed to assume the warrants issued by Berman Health and Media, Inc. in the private placement. Each warrant is now exercisable into 1.535999487 shares of our common stock. These warrants are currently exercisable into an aggregate of 9,069,714 shares of our common stock.

In connection with the private placement, Berman Health and Media, Inc. entered into an agreement with Hunter World Markets, Inc. (“HWM”), our former controlling stockholder and one of our current stockholders, pursuant to which HWM offered for sale the Units on a “best efforts” basis. As consideration for HWM’s services, we have paid HWM a $372,000 commission on the sale of the Units and three-year warrants exercisable into 906,971 shares of our common stock.

As a result of this private placement, we currently have sufficient funds on hand to fund our operations for the next quarter. We intend to seek additional financing in the future to fund our operations. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations.

Prior to converting into corporate form, Berman Center LLC sold in 2003, 2004 and 2005 an aggregate of 3,767,390 membership interests in Berman Center LLC and received an aggregate of $2,966,223 in proceeds from such sales. These securities converted into 19,730,504 shares of our common stock upon consummation of the merger on June 16, 2005.

In addition, prior to converting into corporate form, Berman Center LLC issued to certain investors providing $400,000 in working capital to Berman Center LLC, three and a half year warrants exercisable into 117,315 membership interests in Berman Center LLC at an exercise price of $1.074034786. These warrants converted into warrants exercisable into 400,000 shares of Berman Health and Media, Inc.’s common stock at an exercise price of $0.315 upon the reorganization of Berman Center LLC into corporate form. We agreed to assume these warrants in connection with the merger. Each warrant is now exercisable into 1.535999487 shares of our common stock. These warrants are currently exercisable into an aggregate of 614,400 shares of our common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-QSB, the following factors should be considered in evaluating us and our business. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-QSB.  With respect to this discussion, the terms "Berman Center," "Company," "we," "us," and "our" refer to Berman Center, Inc. and our wholly-owned subsidiary, Berman Health and Media, Inc.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future, may not be able to continue as a going concern, and may not ever achieve or maintain profitability.

We have historically generated significant operating losses from our inception in January 2003. As of June 30, 2005, we had an accumulated deficit of approximately $3,421,653. We had a net loss of approximately $1,178,008 for the six months ended June 30, 2005. In addition, we anticipate that our expenses will dramatically increase as we prepare to leverage our media platform to exploit opportunities in the female sexual medicine industry. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, we will continue to operate at a loss, may not be able to continue as a going concern and may not be able to achieve or consistently maintain profitability.

In addition, our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the audit of our financial statements for the year ended December 31, 2004 relative to our ability to continue as a going concern. Our ability to obtain additional funding in year 2005 and thereafter will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our historical financial information does not reflect our current primary business strategy for achieving revenue growth.

Historically, we have derived the substantial majority of our revenues from clinic patients. We anticipate that media and product revenue from licensing our products and services that we plan to develop will constitute an increasing portion of our revenues. Accordingly, historical financial information should not be construed as the basis from which to judge our future operations.

We are dependent upon one person, Dr. Laura Berman, for achieving revenue growth. The loss of services of Dr. Berman would result in significant financial loss for us.

We are uniquely dependent on one individual, Dr. Laura Berman, for our reputation and branding. Dr. Berman’s talents, efforts, personality and leadership have been, and continue to be critical to our success. The diminution or loss of services of Dr. Berman, and any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business and the various business lines functioning at our company. We have an exclusive, royalty-free license from Dr. Berman with respect to her name, likeness, image and voice for use in our business. If we were to terminate Dr. Berman’s employment without cause or if Dr. Berman were to terminate her employment for good reason, the license would cease to be exclusive. In addition, under this circumstance, Dr. Berman could compete against us and we would have to pay Dr. Berman royalties on revenues relating to her name. If Dr. Berman were to compete with us or if we were to lose our right to use this intellectual property, our business would be materially adversely affected.

In addition, our business would be adversely affected if Dr. Berman’s public image or reputation were tarnished. Dr. Berman, as well as her name, her image and the intellectual property rights relating to these, are integral to our marketing efforts and form a significant portion of our brand name. Our success and the value of our brand depend in large part on the reputation of Dr. Berman.

The market for female sexual health products and services is at an early stage and if market demand does not develop, we may not achieve or sustain revenue growth.

The market for our products and services is at an early stage. If we and our licensees are unable to develop demand for our products and services, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these products and services, the timing of product and service introductions or the timing of acceptance of them.

Even if our and our licensees’ products and services are ultimately adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products and services marketed achieve widespread adoption, and, if so, how rapidly that adoption occurs. We expect to pursue extensive and expensive marketing and sales efforts to educate prospective institutions about the uses and benefits of our products and services. If these institutions are unwilling to budget for such products and services or reduce their budgets as a result of an economic slowdown, cost-containment pressures or other factors, we may not be able to achieve widespread adoption of our products and services at a satisfactory rate. If we are unable to increase sales of our products and services, our business, financial condition and results of operations may be adversely affected.

If we fail to protect and enforce our intellectual property rights or if licensors who license intellectual property rights to us fail to protect and enforce such licensors’ intellectual property rights, our ability to license our technologies and to generate revenues would be impaired.

Our business depends in part on generating revenues by licensing our intellectual property and by selling products and services that incorporate our specialty. If we or our licensees fail to protect our intellectual property rights or our right to use our intellectual property is materially impaired, then our ability to generate revenues by licensing our intellectual property would be impaired.

We might be unable to recruit or retain necessary personnel, which could slow the development and deployment of our products and services.

Our future success and ability to sustain our revenue growth depend upon the continued service of our executive officers, and other key personnel and upon hiring additional key personnel and staff for the clinic. Competition for these individuals is intense and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. The loss of services of our executive officers and other key personnel and the failure to successfully attract, assimilate or retain sufficiently qualified personnel could harm the business and our ability to achieve or maintain profitability.

We project rapid growth and change in our business and our failure to successfully manage this change could harm our business.

Any future periods of rapid growth may place significant strains on our managerial, financial and other resources. The rate of any future expansion, in combination with our diverse products and services, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.

Product liability claims could expose us to losses and could be time-consuming and costly to defend.

Claims that consumer products have flaws or other defects that lead to personal or other injury are possible, in particular for the Berman Center Intimate Accessories Collection. Berman Health and Media, Inc. has not experienced any product liability claims to date. Although we seek to limit our exposure to product liability claims by using certain provisions in licensing agreements and through our manufacturer’s, California Exotic Novelties, liability insurance, existing or future laws or unfavorable judicial decisions could limit or invalidate such provisions. If products sold by us or by our licensees cause personal injury, financial loss or other injury to our or our licensees’ customers, the customers, or our licensees, may seek damages or other recovery from us. These claims would be time-consuming and expensive to defend, distracting to management and could result in substantial damages to us. In addition, the assertion of these claims, even if unsuccessful, could damage our reputation or that of our licensees or their products. This damage could limit the market for our products and services and harm our business, financial condition and results of operations.

We may become involved in costly and time consuming litigation over malpractice or violation of Stark Laws.

Hormone therapy has demonstrated risks, as found by the recent cessation of the Women’s Health Initiative launched by the National Institutes of Health in the United States. While full information and medical disclaimers are signed by all patients of the Company’s clinic, there is a risk that hormone therapy will be perceived to have some link to other illness and would generate potential liability for the clinic and its practitioners.

The medical portion of our affiliated businesses is subject to the Stark Laws in the United States regarding revenues and referrals. The Stark Laws generally apply to physicians who refer Medicare and Medicaid patients for specific services to entities with which they (or an immediate family member) have a financial relationship. There is the possibility that we will at some time be ruled in violation of the Stark Laws, which would have an adverse economic impact on us. Referrals and claims that violate the Stark Laws are each punishable by a $15,000 civil money penalty, any claim paid as the result of an improper referral is an overpayment, and circumvention schemes are punishable by a $100,000 civil money penalty.

The medical portion of the business must be separated into a separate entity known as a professional corporation. We must maintain an appropriate arms-length relationship with various professional corporations that function around the Company (i.e., the practice). The Company is not licensed to practice medicine, but may be subject to review by the licensing boards in the state of Illinois. While the majority of clinic revenue is not derived from medical services, there is a risk that our relationships with medical professionals will be viewed as improperly maintained and that we will be found to be in violation of the corporate medicine doctrine.

Malpractice insurance maintained at the professional corporation level or the clinician level may not successfully cover the corporate entity and though the Company itself is not engaged in the practice of corporate medicine, it may be named in any potential malpractice suits, as well.

The Company and our officers, directors and employees have limited experience in marketing, licensing and selling the products and services offered by our clinic, have no experience in the online dating industry and may not be able to operate the business effectively.

The Company and our officers, directors and employees have limited experience in marketing, licensing and selling the products and services offered by our clinic, in operating and managing the clinic and in developing products and services related to the female sexual medicine industry. In addition, offering and developing an online dating site is a substantial departure from our current business of offering product development and services related to the female sexual medicine industry. The Company and our officers, directors and employees have no experience in developing, producing, pricing, marketing, selling or distributing online dating products and services and we will rely on our ability to employ persons that have such experience to carry out our business strategy with respect to developing an online dating site and the other areas of our business. Because of our inexperience in these areas, we may not be effective in achieving success that may otherwise be attainable by more experience.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There may potentially be new accounting pronouncements or regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates, which we expect will increase our premiums for insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Changes in general economic conditions, especially interest rates and business cycles, may significantly affect our income and revenues.

Any substantial deterioration in general political or economic conditions, particularly in the United States, may adversely affect our financial performance. The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaign against terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm demand for our products and services and our business and revenues. The long-term effects of these events on our industry, the market for our products and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks, or any expanded-armed conflicts are unpredictable, and we may not be able to foresee these events that could have an adverse effect on our markets or business.

We may become involved in costly and time consuming litigation over misused or misinterpreted advice.

A portion of our media, from radio to television to books and columns, focuses on giving advice in the therapeutic and medical realms. In delivering such advice, there is risk it will be improperly followed or improperly blamed for damage that a listener, viewer or reader may have suffered, and consequently we could be subject to lawsuits on that basis. The negative publicity resulting from filing of any such lawsuit could adversely affect our marketing efforts. In addition, it is possible that our financial resources would be insufficient to satisfy the alleged claims in any lawsuit.

We may become involved in costly and time consuming litigation over clinical trials conducted at the Berman Center.

Clinical trials conducted at the Berman Center carry with them inherent risk because of the experimentation on human subjects. While independent review board (IRB) approvals will be achieved before any clinical trial testing is done, the risk of litigation and malpractice claims is present.

If our television shows fail to maintain a sufficient audience and if adverse trends develop in the television production business generally, that business could become unprofitable.

Our television production business generates a growing portion of our revenues, but is subject to a number of uncertainties. Television production is a speculative business because revenues and income derived from television depend primarily on the continued acceptance of that programming from the public, which is difficult to predict. Public acceptance of particular programming is dependent upon, among other things, the content and quality of that programming, the strength of stations on which that programming is broadcast, promotion of that programming, the quality and acceptance of competing television programming and other sources of entertainment and information.

While Showtime Networks has approved the pilot for A More Perfect Union, it is not obliged to continue with the first season as a series. Showtime Networks is in the process of reviewing the pilot in order to determine if it will proceed with a 10-episode series. If Showtime Networks accepts the series, it will be under prearranged terms negotiated at the time of the pilot agreement.

In addition, television revenues and income may also be affected by a number of factors beyond our control. These factors include a general decline in broadcast television viewers, pricing pressure in the television advertising industry, strength of the stations on which our programming is broadcast, general economic conditions, availability of other forms of entertainment and leisure time activities and other factors. All of these factors may quickly change and these factors cannot be predicted with certainty. Accordingly, if these changes were to occur, the revenues we generate and anticipate generating from television programming could decline.

We are reliant upon outside production companies to produce a successful television product, and we may not be able to control the final output.

The nature of the entertainment business is such that we, to the extent that we are not in charge of production, are not necessarily in charge of the quality of the final output. Success of the entertainment product is contingent upon working with producers who provide quality services. We are reliant upon different production companies to produce a successful product; and those production companies may not succeed on any given project. Due to factors beyond our control, some of the media projects may not succeed in producing long-term revenue.

Future acquisitions might dilute stockholder value, divert management attention or cause integration problems.

As part of our business strategy, we might in the future acquire, businesses or intellectual property that we feel could complement our business, enhance our products and services or increase our intellectual property portfolio. If we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could create risks for us, including:

▪	unanticipated costs associated with the acquisitions;
▪	use of substantial portions of our available cash to consummate the acquisitions;
▪	diversion of management's attention from other business concerns; and
▪	difficulties in assimilation of acquired personnel or operations.

Any future acquisition, even if successfully completed, might not generate any additional revenue or provide any benefit to our business.

We anticipate raising additional capital in the future.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to carry out our business strategy. We cannot be certain that any financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to expand our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Our executive officers, directors and major stockholders have significant control over us, which may lead to conflicts with other stockholders over corporate governance matters.

Our current directors, officers and more than 10% stockholders, as a group, own approximately 49.53% of our outstanding common stock prior to the exercise of any outstanding warrants and stock options. Acting together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, approvals of acquisitions and financing and other transactions.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting at such time may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for you. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the merger.

There can be no assurance that any of the anticipated benefits of the recent merger of the Company and Berman Health and Media, Inc. will be realized. In addition, the attention and effort devoted to consummating and achieving the benefits of the merger could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of a company’s internal control over financial reporting, and attestation of its assessment by the company’s independent registered public accountants. On March 2, 2005, the SEC extended the compliance dates for non-accelerated filers, as defined by the SEC, by one year. Accordingly, we believe that this requirement will eventually be applicable to us. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to implement all of these governance measures. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

There is no assurance of an established public trading market for our securities

Although our common stock is quoted in the Pink Sheets, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed in the Pink Sheets are not listed in the financial sections of newspapers and newspapers generally have very little coverage of stocks quoted solely in the Pink Sheets. Accordingly, prices for and coverage of securities quoted solely in the Pink Sheets may be difficult to obtain. In addition, stock quoted solely in the Pink Sheets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, AMEX or NASQAQ exchanges. All of these factors may cause holders of our common stock to be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

▪	changes in interest rates;

▪	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

▪	variations in quarterly operating results;

▪	changes in financial estimates by securities analysts;

▪	the depth and liquidity of the market for our common stock;

▪	investor perceptions of the Company after the merger with Berman Health and Media, Inc. and the women’s sexual health industry generally; and

▪	general economic and other national conditions.

Provisions of our certificate of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock.

Substantial sales of our common stock in the public market, or the perception that such sales could occur, could result in the drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all, by introducing a large number of sellers to the market. From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. In addition, Berman Health and Media, Inc. recently completed a private placement, whereby they granted the investors in the private placement certain registration rights with respect to the shares of common stock underlying their securities. We intend to register those securities with the Securities and Exchange Commission through a Form SB-2. Hunter World Markets, Inc. may also, in its sole discretion, permit certain of our current stockholders who are subject to contractual lock-up agreements to sell shares prior to the expiration of their lock-up agreements. We cannot estimate the number of shares of common stock that may actually be resold in the public market because this will depend on the market price for our common stock, the individual circumstances of the sellers and other factors. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Our common stock is considered to be a “penny stock.”

Our common stock is considered to be a "penny stock" as it meets one or more of the following definitions. A stock is generally considered to be a penny stock if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future.

We do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2005, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005.

(b) Changes in internal control over financial reporting

On June 3, 2005, we entered into an Agreement and Plan of Merger with Berman Health and Media, Inc. (formerly known as The Berman Center, Inc. and Berman Center, LLC ), a privately held Delaware corporation (“BHM”), pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction (the “Merger”), with our existing stockholders continuing to own the remaining 13% of our issued and outstanding common stock after the Merger. The Merger was consummated through the merger of our wholly-owned subsidiary, LBC MergerSub, Inc., a Nevada corporation, with and into BHM, with BHM being the surviving corporation. On June 16, 2005, the Merger became effective whereupon BHM became our wholly-owned subsidiary. Following the merger, the business conducted by our company is the business conducted by BHM prior to the Merger, and the officers and directors of BHM became the officers and directors of our company. Also as a result of the Merger, the internal control over financial reporting utilized by BHM prior to the Merger became the internal control over financial reporting of our company. This change in internal control over financial reporting occurred during our last fiscal quarter and has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that other than the change described above there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This information was previously provided in Item 3.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2005, we entered into an Agreement and Plan of Merger with Berman Health and Media, Inc. (formerly known as The Berman Center, Inc. and Berman Center, LLC ), a privately held Delaware corporation (“BHM”), pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction (the “Merger”), with our existing stockholders continuing to own the remaining 13% of our issued and outstanding common stock after the Merger. The Merger was consummated through the merger of our wholly-owned subsidiary, LBC MergerSub, Inc., a Nevada corporation, with and into BHM, with BHM being the surviving corporation. The Merger was intended to be a "tax-free" reorganization pursuant to the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Upon the effectiveness of the Merger, which was on June 16, 2005, BHM became our wholly-owned subsidiary.

BHM was originally formed on January 16, 2003 and operated as a privately held Delaware limited liability company under the name Berman Center, LLC until June 2, 2005, when it reorganized into corporate form under the name “The Berman Center, Inc.” in accordance with the provisions of the Delaware Limited Liability Company Act. On June 20, 2005, we changed the name of The Berman Center, Inc. to Berman Health and Media, Inc.

In May 2005, BHM began offering for sale (the “Offering”) through Hunter World Markets, Inc. on a “best efforts” basis units of its common stock and warrants (the “Units”), each consisting of (i) two shares of its common stock, (ii) one three-year warrant exercisable into one share of its common stock at an exercise price of $1.05 and (iii) one three year warrant exercisable into one share of its common stock at an exercise price of $1.575. The price per Unit was $1.05. On June 16, 2005, concurrently with the closing of the Merger, BHM sold 2,952,381 Units to investors pursuant to the Offering, and we assumed the common stock and warrants that were issued in the Offering pursuant to the terms of the Agreement and Plan of Merger.

On April 5, 2005, the members of the Berman Center, LLC approved the Merger and Offering through the execution of a Written Consent of a Majority-in-Interest of the members of Berman Center, LLC pursuant to the terms and provisions of the operating agreement of Berman Center, LLC. On June 3, 2005, stockholders holding approximately 98% of our issued and outstanding shares of common stock on such date approved the Merger and entered into the Agreement and Plan of Merger.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERMAN CENTER, INC. (Registrant)

August 22, 2005	By:	/s/ Samuel Chapman

Samuel Chapman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)