Form 10QSB
period 2005-09-30
BERMAN CENTER, INC.
filed 2005-11-14
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
0-19562

BERMAN CENTER, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1865733 (I.R.S. Employer Identification No.)

211 EAST ONTARIO, SUITE 800, CHICAGO, ILLINOIS (Address of principal executive offices)	60611 (Zip Code)

(312) 255-8088
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

There were 31,795,415 shares outstanding of registrant’s common stock, par value $.001 per share, as of November 1, 2005.

Transitional Small Business Disclosure Format (check one):     Yes  ☐   No ☒

BERMAN CENTER, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheet as of September 30, 2005 (unaudited)	1

	Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2005 and 2004 and period from Inception to September 30, 2005 (unaudited)	2

	Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2005 and 2004, and period from Inception to September 30, 2005 (unaudited)	3

	Notes to the Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	13
ITEM 3.	CONTROLS AND PROCEDURES	31

PART II-OTHER INFORMATION		33
ITEM 1.	LEGAL PROCEEDINGS	33
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
ITEM 5.	OTHER INFORMATION	33
ITEM 6.	EXHIBITS	34
SIGNATURES		35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERMAN CENTER, INC. (A development stage company) CONSOLIDATED BALANCE SHEETS As of September 30, 2005 (unaudited)

September 30,
ASSETS	2005
Current Assets
Cash and cash equivalents	$1,450,082
Accounts Receivable	4,080
Deposits	15,000
Inventory	8,354
Prepaid Expenses	154,645
Total Current Assets	$1,632,161

Property and Equipment: net	$554,083

Total assets	$2,186,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$223,735
Accrued expenses	524,810
Deferred revenue	87,712
Deferred rent	124,153
Total Current Liabilities	960,410

Commitments and contingencies

Stockholders' equity
Common Stock, $0.001 par value, 100,000,000 shares authorized
31,795,415 shares outstanding (unaudited)	$31,795
Additional paid-in capital	5,197,053
Deferred compensation	-
Deficit accumulated in the development stage	(4,003,014)
Total stockholders' equity	1,225,834

Total liabilities and stockholders' equity	$2,186,244

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited) and
For the Period from January 16, 2003 (inception) to September 30, 2005 (unaudited)

					For the period from January 16, 2003
	For the Three	For the Three	For the Nine	For the Nine	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	through
	9/30/2005	9/30/2004	9/30/2005	9/30/2004	9/30/2005
Revenue
- Clinics	$175,081	$217,443	$422,511	$626,130	$1,086,712
- Seminars and conferences	187,975	279,250	187,975	279,250	467,225
- Research, studies and trials	-	-	-	-	247,186
- Radio advertising	-	-	50,000	-	50,000
- Publishing	638	-	638	-	638
- Royalty	13,145	-	13,145	-	13,145
Total Revenue	376,839	496,693	674,269	905,380	1,864,906

Cost of Services:
Clinics	225,373	202,407	440,752	638,106	1,223,817
Seminars and conferences	171,009	250,140	171,009	250,140	420,204
Research, studies and trials	-	-	1,725	63,000	245,739

Total Cost of Services	396,382	452,547	613,486	951,246	1,889,760

Gross Profit / (Loss)	(19,543)	44,146	60,783	(45,866)	(24,854)

Selling, general & administrative expenses	561,819	445,624	1,820,153	1,474,828	3,978,161

Loss from operations	(581,362)	(401,478)	(1,759,370)	(1,520,694)	(4,003,015)

Net loss	$(581,362)	$(401,478)	$(1,759,370)	$(1,520,694)	$(4,003,015)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.11)

Weighted-average shares outstanding	31,795,415	16,256,694	23,700,114	13,660,965

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004 (unaudited)
and the Period from January 16, 2003 (inception) to September 30, 2005 (unaudited)

			For the
			Period from
	For the Nine	For the Nine	January 16, 2003
	Months Ended	Months Ended	(inception) to
	September 30, 2005	September 30, 2004	September 30, 2005
Cash flows from Operating Activities:
Net Income (Loss)	$(1,759,370)	$(1,520,694)	$(4,003,015)

Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:

Depreciation and Amortization	98,926	77,705	209,060
Issuance of Shares for Compensation	95,000	15,000	120,000
(Increase) Decrease in
Accounts Receivable	(980)	(18,496)	(4,080)
Deposits	(15,000)	-	(15,000)
Prepaid Expenses and Other Current Assets	(142,145)	(37,367)	(154,645)
Inventory	(707)	-	(8,354)
Increase (Decrease) in
Book Overdraft	-	(6,932)
Accounts Payable and Accrued Expenses	43,514	11,495	210,630
Deferred Revenue	127	67,585	88,339
Accrued Payroll	(3,469)	51,380	37,955
Deferred Rent	57,221	20,079	124,531

Net Cash used in Operating Activities	(1,626,883)	(1,340,245)	(3,394,577)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(43,791)	(577,990)	(763,143)
Net Cash used in Investing Activities	(43,791)	(577,990)	(763,143)

Cash Flows from Financing Activitites:
Proceeds from Issuance of Common Stock	2,878,321	2,205,000	5,607,802
Net Cash provided by Financing Activities	2,878,321	2,205,000	5,607,802

Net Increase/(Decrease) in Cash and Cash Equivalents	1,207,647	286,765	1,450,082

Cash and Cash Equivalents, Beginning of Period	242,435	-	-

Cash and Cash Equivalents, End of Period	$1,450,082	$286,765	$1,450,082

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004, the Company issued 628,458 shares as compensation to some members of the Board of Directors, valued at $120,000. The shares were issued as compensation for services performed. During the nine months ended September 30, 2005 and the year ended December 31, 2004, $95,000 (unaudited) and $25,000 was amortized to compensation expense, respectively.

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Berman Center, Inc. (the “Company”) (a development stage company), headquartered in Chicago, Illinois, provides an array of female health management products and services marketed through a diversified media platform through its wholly owned subsidiary, Berman Health and Media, Inc. (“BHM”). The face of the Company is Dr. Laura Berman, the world-renowned sex therapist and relationship guru. Berman Center is leveraging Dr. Berman’s credentials and celebrity status by creating a portfolio of branded related products and services that are marketed through a diversified media platform.

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

Year Ended December 31, 2004
	BHM	The Company	Adjustments	Pro-Forma as Adjusted
Revenue	$1,115,637	$-	$-	$1,115,637
Cost of services	1,165,431	-	-	1,165,431
Selling, general and Administrative expenses	1,870,035	155,490	-	2,025,525
Net Loss	$(1,919,829)	$(155,490)	$-	$(2,075,319)

Period from January 16, 2003 (inception) to December 31, 2003

	BHM	The Company	Adjustments	Pro-Forma as Adjusted
Revenue	$75,000	$-	$-	$75,000
Cost of services	110,843	-	-	110,843
Selling, general and Administrative expenses	287,973	-	-	287,973
Net Loss	$(323,816)	$-	$-	$(323,816)

Period from January 16, 2003 (inception) to December 31, 2004

	BHM	The Company	Adjustments	Pro-Forma as Adjusted
Revenue	$1,190,637	$-	$-	$1,190,637
Cost of services	1,276,274	-	-	1,276,274
Selling, general and Administrative expenses	2,158,008	155,490	-	2,313,498
Net Loss	$(2,243,645)	$(155,490)	$-	$(2,399,135)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the nine months ended September 30, 2005, the Company incurred a net loss of $1,759,370 and had negative cash flows from operations of $1,626,884. In addition, the Company had an accumulated deficit of $4,003,014 at September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has adopted only the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share for the three and nine months ended September 30, 2005 and 2004, would have been increased to the pro forma amounts indicated below:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
Net loss
As reported	$(1,759,370)	$(1,520,694)	$(581,362)	$(401,478)
Deduct total stock based employee compensation expense determined Under fair value method for all awards, net of tax	(9,460)	--	--	--

Pro forma	$(1,768,830)	$(1,520,694)	$(581,362)	$(401,478)

Loss per common share
Basic and diluted - as reported	$(0.07)	$(0.11)	$(0.02)	$(0.02)
Basic and diluted - pro forma	$(0.07)	$(0.11)	$(0.02)	$(0.02)

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

At September 30, 2005 and 2004, the following common equivalent shares were excluded from the computation of loss per share since their effect is anti-dilutive.

Loss Per Share

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Options	314,230	314,230	314,230	314,230
Warrants	10,591,085	--	10,591,085	--

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

Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151,  “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions.

Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, ”Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R),“Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consisted of the following:

September 30, 2005
(unaudited)

Equipment	318,768
Furniture and fixtures	190,587
Leasehold improvements	253,786
763,142
Less accumulated depreciation and amortization	209,059
Total	$554,083

Depreciation and amortization expense for the nine months ended September 30, 2005 and 2004 was $98,926 (unaudited) and $77,705 (unaudited), respectively.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

During the nine months ended September 30, 2005, the Company completed the following transactions:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Financial Statements, including the notes related thereto, and other financial information included herein. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. In addition, the information in this report includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

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

Overview

We are a multimedia enterprise specializing in women's health, active across the domains of radio, television, and print media, including books, magazines and newspapers. Dr. Laura Berman, our President, is a premier name in women's sexual health, a leading researcher in the field and has created a multi-faceted platform for reaching out to consumers in a variety of settings, including the entertainment medium, product sales, medical and therapeutic services and online subscription services. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University.

Our principal source of revenue is from the clinical services that we provide out of our downtown Chicago clinic, comprising approximately 10,000 square feet. We also operate a full-scale hormonal management clinic, counseling center and sexual function testing center, in addition to generating revenue from a continuing medical education course that we hold at various locations. We have recently entered into the television production business and we, in conjunction with the Gantz Brothers' View Film Productions, produced a pilot financed by ShowTime Networks, Inc. We also receive revenue from books authored by Dr. Berman, who has co-author two published books--For Women Only (published by Henry Holtz) and Secrets of the Sexually Satisfied Woman (published by Hyperion) and her next book, entitled The Passion Prescription, is scheduled to be released by Hyperion in January 2006.

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

Comparison of the Three Months ended September 30, 2005 to September 30, 2004

Revenue
	Three Months Ended September 30,
	2005	2004
Patient revenue	$175,081	$217,443
Seminar/Conference revenue	187,975	279,250
Royalty revenue	13,145	--
Publishing revenue	638	--
Total Revenue	$376,839	$496,693

Revenue from clinic operations for the third quarter 2005 decreased by $42,362 from the third quarter of 2004, from $217,443 to $175,081. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to the patient flow at the clinic. Management has implemented two price decreases for our services at the clinic since September 30, 2004 which has also contributed to the decrease. The clinic lowered its pricing structure on October 27, 2004 and on September 8, 2005.

Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Conference revenue for the third quarter 2005 decreased by $91,275 from the third quarter of 2004, from $279,250 to $187,975. Over 600 registrants attended the September 2004 conference while the September 2005 conference had over 300 registrants attending. We increased the registration fee for the conference in September 2005, which may have contributed to the lower attendance of the conference in September 2005. We reported royalty revenue for the first time in the third quarter of 2005 of $13,145. There was no such revenue during third quarter of 2004. The royalty revenue is derived from arrangements with the manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold. Total revenue for the third quarter of 2005 declined by $119,854 compared to the third quarter of 2004.

Expenses

Cost of Goods Sold

	Three Months Ended September 30,
	2005	2004
Cost of services:	$396,382	$452,547

Gross Margin	$(19,543)	$44,146

Gross Margin %	-5.2%	8.9%

Cost of goods sold was higher in the third quarter of 2004 at $452,547 than in the same period in 2005 at $396,382 by the amount of $56,165. This is due mainly to higher staffing levels in the third quarter of 2004, the year of the clinic opening, than during the third quarter of 2005. Staff reductions and salary cuts were put into place in the latter part of 2004. Management implemented these reductions in an effort to move toward profitability. Staff reductions included one doctor, one physical therapist and one couples therapist. The decrease in cost of goods sold from third quarter of 2004 to third quarter of 2005 would have been greater due to the staff reductions that occurred during 2004, however, management began increasing staff levels again during the third quarter of 2005. The increase was in anticipation of greater patient flow as the result of a newly launched advertising campaign. In third quarter of 2004, cost of services consisted of $192,997 in payroll, payroll taxes, benefits and outside contractor costs, outside lab fees of $9,410 and conference expenses of $250,140. In third quarter of 2005, cost of services consisted of $200,234 in payroll, payroll taxes, benefits and outside contractor costs, outside lab fees of $25,139 and conference expenses of $171,009.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2005	2004
Selling, General &
Administrative Expenses	$561,819	$445,624

S,G&A (as a % of revenue)	149.1%	89.7%

Selling, general and administrative expenses were higher in the third quarter of 2005 at $561,819 than in the same period in 2004, $445,624 by the amount of $116,195. The increase is primarily due to expenses incurred during the third quarter that are related to expenses related to our obligations as a public company. These expenses include independent auditor fees and legal fees pertaining to the preparation of our registration statement on Form SB-2 and subsequent amendment filings and expenses related to the preparation and filing of quarterly reports on Form 10-QSB. The expenses also include stock transfer agent fees, bank escrow fees, and various state, federal and Edgar filing fees. By comparison, there were no such expenses in the third quarter of 2004. In the third quarter of 2004, the significant components of selling, general and administrative expenses consisted of the following: $119,190 in payroll, payroll taxes and benefit costs, $74,495 in expenses related public relations and promotions, $72,467 in rent expense, $35,595 in depreciation expense, and $16,213 in costs related to systems and technology. In third quarter of 2005, the significant components of selling, general and administrative expenses consisted of: $158,375 in expenses related to payroll, payroll taxes and benefits, $86,645 in expenses related to public company obligations (as described above), $72,192 in public relations and promotions, $13,000 in consulting fees, $71,011 in rent expense, $38,888 in depreciation expense, $17,944 in commercial insurance expense and $9,167 in costs related to systems and technology.

Net Loss

	Three Months Ended September 30,
	2005	2004
Net Profit / (Loss)	$(581,362)	$(401,478)
% of Revenue	-154.3%	-80.8%

Net loss increased from ($401,478) in the third quarter of 2004 to ($581,362) for the same period in 2005. The change is primarily due to expenses related to the filing obligations of being a public company incurred during the third quarter. These expenses include: independent auditor fees and legal fees pertaining to the preparation of our registration statement on Form SB-2 and subsequent amendment filings and expenses related to the preparation and filing of quarterly reports on Form 10-QSB. The expenses also include stock transfer agent fees, bank escrow fees, and federal, state and Edgar filing fees. By comparison there were no such expenses in the third quarter of 2004. In the third quarter of 2004, cost of services amounted to $452,547 resulting in a gross margin of $44,146. Selling, administrative and general expenses totaled $445,624, which resulted in a net loss for the third quarter of ($401,478).

In third quarter 2005, cost of services amounted to $396,382 resulting in a negative gross margin of ($19,543). Selling, administrative and general expenses totaled $561,819, which resulted in a net loss for the second quarter of ($581,362).

Comparison of the Nine Months ended September 30, 2005 to September 30, 2004

Revenue

	Nine Months Ended September 30,
	2005	2004
Patient revenue	$422,511	$566,130
Seminar/Conference revenue	187,975	279,250
Radio advertising revenue	50,000	-
Royalty revenue	13,145	-
Publishing revenue	638	-
Grant / Research	-	60,000
Total Revenue	$674,269	$905,380

Revenue from clinic operations for the first nine months of 2005 decreased by $143,619 as compared to the first nine months of 2004, from $566,130 to $422,511. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our services at the clinic since the opening of the clinic, which has also contributed to the decrease. The clinic lowered its pricing structure on July 7, 2004, on October 27, 2004 and again on September 8, 2005. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. The first nine months of 2005 revenue also included $187,975 in seminar or conference revenue, $50,000 in radio advertising revenue, $13,145 of royalty revenue and $638 in publishing revenue bringing the total revenue for the first nine months of 2005 to $674,269. Conference revenue for the first nine months of 2005 decreased by $91,275 as compared to the same period for 2004, from $279,250 to $187,975. Over 600 registrants attended the September 2004 conference while the September 2005 conference had over 300 registrants attend. We increased the registration fee for the conference in September 2005, which may have contributed to the lower attendance of the conference in September 2005. This is the first time we have reported royalty revenue. The royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold. By comparison, there was no royalty revenue or radio advertising revenue in the first nine months of 2004, however, the period included conference revenue of $279,250 and grant research revenue of $60,000 bringing total revenue for the first nine months of 2004 to $905,380. As a result, total revenue in the first nine months of 2005 decrease by $231,111 from the year-earlier period.

Expenses

Cost of Goods Sold

	Nine Months Ended September 30,
	2005	2004
Cost of services:	$613,486	$951,246

Gross Margin	$60,783	$(45,866)

Gross Margin %	9.0%	-5.1%

Cost of goods sold was higher in the first nine months of 2004 at $951,251 than in the same period in 2005, $613,486 by the amount of $337,760. This is due mainly to higher staffing levels at the opening of the clinic and the first nine months of 2004 than during the first nine months of 2005. Staff reductions and salary cuts had been put in place by the latter part of 2004 that were still in place during 2005. Management implemented these reductions in an effort to move toward profitability. Staff reductions included one doctor, one physical therapist and one couples therapist. The decreased in cost of goods sold from September 30, 2004 year-to-date to September 30, 2005 year-to-date would have been greater due to the staff reductions that occurred during 2004, however, management began increasing staff levels again during the third quarter of 2005. This was in anticipation of greater patient flow as the result of a newly launched advertising campaign. In first nine months of 2004, cost of services consisted of $618,458 in payroll, payroll taxes, benefits and outside contractor costs, outside lab costs of $19,648, conference expenses of $250,140 and research expense of $63,000. In first nine months of 2005, cost of services consisted of $403,523 in payroll, payroll taxes and benefits and outside contractor costs, outside lab fees of $37,229, conferences expenses of $171,009 and research expenses of $1,725.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2005	2004
Selling, General &
Administrative Expenses	$1,820,153	$1,474,828

S,G&A (as a % of revenue)	269.9%	162.9%

Selling, general and administrative expenses were higher in the first nine months of 2005 at $1,820,153 compared to the same period in 2004, $1,474,828 by the amount of $345,325. This is mainly due to expenses related to the reverse merger and equity financing transaction which occurred in the second quarter of 2005, and subsequent to the second quarter expenses incurred related to the filing obligations of being a public company. In the first nine months of 2004, the significant components of selling, general and administrative expenses consisted of the following: $321,918 in payroll, payroll taxes and benefit costs, $322,451 in expenses related public relations and promotions, $181,530 in rent expense, $140,259 in commercial insurance expenses, $111,691 in costs for systems and technology, $77,705 in depreciation expense, $63,892 in legal expenses and $25,058 in recruiting and relocation costs. In first nine months of 2005, the significant components of selling, general and administrative expenses consisted of $547,386 in expenses related to the reverse merger and equity financing transaction and expenses related to the filing obligations of being a public company. The expenses for the reverse merger and equity financing transaction consisted of the following expense categories: audit and legal fees, placement fees, roadshow expenses, filing fees and interest expense. The expenses incurred subsequent to the reverse merger and equity financing transaction that are related to the ongoing responsibilities of being a public company include the following: independent auditor fees and legal fees pertaining to our registration statement on Form SB-2 and subsequent amendment filings, the quarterly reports on Form 10-QSB. The expenses also include stock transfer agent fees, bank escrow fees, and various state, federal and Edgar filing fees. By comparison there was no such transaction or expenses for this in the first nine months of 2004. The remaining significant components of selling, general and administrative expenses for the first nine months of 2005 include: $409,986 in expenses related to payroll, payroll taxes and benefits, $209,634 in rent expense, $184,982 in public relations and promotions, $98,926 in depreciation expense, $61,000 in consultant fees, $40,948 in legal expenses, $30,091 in commercial insurance expenses, $32,011 in medical and business supplies expense, and $25,437 in costs related to systems and technology.

Net Loss

	Nine Months Ended September 30,
	2005	2004
Net Profit / (Loss)	$(1,759,370)	$(1,520,694)

% of Revenue	-260.9%	-168.0%

Net loss increased from ($1,520,694) in the first nine months of 2004 to ($1,759,370) for the same period of 2005. The change is mainly due to expenses related to the reverse merger and equity financing transaction which occurred in the second quarter of 2005 and the subsequent expense incurred related to the filing obligations of being a public company. Without these expenses, the loss for the first nine months of 2004 would be greater than the loss for the first nine months of 2005. The loss in the first nine months of 2004 included extra costs associated with setting up the new operation in the early 2004. In first nine months of 2004, cost of services amounted to $951,246 resulting in a negative gross margin of ($45,866). Selling, administrative and general expenses totaled $1,474,828, which resulted in a net loss for the first nine months of 2004 of ($1,520,694).

In first nine months of 2005, cost of services amounted to $613,486 resulting in a gross margin of $60,783. Selling, administrative and general expenses totaled $1,820,153 which resulted in a net loss for the first nine months of 2005 of ($1,759,370).

Liquidity and Capital Resources

At September 30, 2005, we had current assets of $1,632,162 consisting of cash and cash equivalents of $1,450,082 and other current assets of $182,079. At September 30, 2005, we also had current liabilities of $960,410, consisting of accounts payable of $223,735 and other current liabilities of $736,675. This resulted in net working capital at September 30, 2005 of $671,752. During the nine months ended September 30, 2005, we used cash in operating activities of ($1,626,883). From the date of inception (January 2003) to September 30, 2005, we have had a net loss of ($4,003,015) and have used cash of ($3,394,577) in operating activities.

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

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-QSB, the following factors should be considered in evaluating us and our business. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-QSB. With respect to this discussion, the terms “Berman Center,”  “Company”, "we," "us," and "our" refer to the registrant, Berman Center, Inc., and our wholly owned subsidiary, Berman Health and Media, Inc.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future, may not be able to continue as a going concern, and may not ever achieve or maintain profitability.

We have incurred significant losses since our inception on January 16, 2003. As of June 30, 2005, we had an accumulated deficit of approximately $4,003,015. In addition, our losses for the last two years ended December 31, 2004 and 2003 were $1,919,829 and $323,816, respectively, and our loss for the nine months ended September 30, 2005 was $1,759,370. In addition, we anticipate that our expenses will dramatically increase as we increase our marketing expenditures and expand our clinic operations, which will include the hiring of additional employees and rental of new office space. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, we will continue to operate at a loss, may not be able to continue as a going concern and may not be able to achieve or consistently maintain profitability.

We intend to seek additional financing in the future to fund our operations. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. In addition, our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2004 relative to our ability to continue as a going concern. Our ability to obtain additional funding in year 2005 and thereafter will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our historical financial information does not reflect our current primary business strategy for achieving revenue growth.

We began our current operations in the female sexual health business in January 2003, but we did not open our clinic business until February 16, 2004. Historically we have derived the substantial majority of our revenues from clinic patients. In fiscal year 2003, our clinic business was not yet opened, and 100% of our revenue was derived from grant revenue for research. In fiscal year 2004, 59.6% of our revenue was derived from clinic patients, 25.0% from conferences and seminars hosted by us, and 15.4% from grant revenue for research and studies. We anticipate that media and product revenue from licensing our products and services that we plan to develop will constitute an increasing portion of our revenues. For example, ShowTime has decided to pick up our television series and turn it into nine episodes projected to premier in June of 2006. We are entitled to a 10% payment of the production budgets, which is $375,000 per episode. Because our media and product revenue is expected to constitute a larger portion of our revenues going forward, historical financial information should not be construed as the basis from which to judge our future operations.

We are dependent upon one person, Dr. Laura Berman, for achieving revenue growth. The loss of services of Dr. Berman would result in significant financial loss for us.

We are uniquely dependent on one individual, Dr. Laura Berman, for our reputation and branding. Dr. Berman's talents, efforts, personality and leadership have been, and continue to be critical to our success. The diminution or loss of services of Dr. Berman, and any negative market or industry perception arising from that diminution or loss, could have a material adverse effect on our business and the various business lines functioning at our company. We have an exclusive, royalty-free license from Dr. Berman with respect to her name, likeness, image and voice for use in our business. If we were to terminate Dr. Berman's employment without cause or if Dr. Berman were to terminate her employment for good reason, the license would cease to be exclusive. In addition, under this circumstance, Dr. Berman could compete against us and we would have to pay Dr. Berman royalties on revenues relating to her name. If Dr. Berman were to compete with us or if we were to lose our right to use this intellectual property, our business would be materially adversely affected.

In addition, our business would be adversely affected if Dr. Berman's public image or reputation were tarnished. Dr. Berman, as well as her name, her image and the intellectual property rights relating to these, are integral to our marketing efforts and form a significant portion of our brand name. Our success and the value of our brand depend in large part on the reputation of Dr. Berman. Moreover, the death of Dr. Berman would have a materially adverse effect on our ability to effectively continue our business. To provide some protection for us in such an event, we have purchased two separate key person life insurance policies covering Dr. Berman for an aggregate of $5,000,000 of key person life insurance coverage. However, in the event of Dr. Berman's death, the key person life insurance policy would not resolve the significant difficulties that we would encounter, and our continued financial performance and results of operations would suffer in such an event.

The market for clinical sexual function products and services for women is at an early stage and if market demand does not develop, we may not achieve or sustain revenue growth.

The market for clinical sexual function products and services for women is at an early stage. Our clinical staff works to improve our patient's quality of life, health and relationships. Our clinical services include talk therapy performed by licensed clinical social workers, medicine, as practiced by physicians and nurse practitioners, phlebotomy and serum and saliva testing services, nutritional counseling and yoga classes. In addition to clinical services, we also provide or intend to provide medical education courses, books, consumer products, DVDs, and novelties related to female sexual health. The latest population research indicates that significant percentage of women have sexual function complaints, yet the medical community generally may not be able to cope with these issues. Our market research indicates that only two other clinics provide both psychological services and medical treatment for female sexual function complaints. A potential lack of known options creates both a business opportunity and a risk for our company. The lack of competition is a business opportunity that results from being in a new market. However, the fact that consumers are not accustomed to consuming our services and insurance companies are not accustomed to reimbursing clients for such services may hamper our future growth. We cannot accurately predict the growth of the markets for these services, and if we are unable to develop demand for our products and services, we may not achieve or sustain revenue growth, which will have a material adverse affect on the price of our securities.

Even if our products and services are ultimately adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products and services achieve widespread adoption, and, if so, how rapidly that adoption occurs. We expect to pursue extensive marketing efforts to promote the sale of our services and products. If our marketing efforts fail, and we are unable to increase sales of our products and services, our business, financial condition and results of operations may be adversely affected.

If we fail to protect and enforce our intellectual property rights or if licensors who license intellectual property rights to us fail to protect and enforce such licensors' intellectual property rights, our ability to license our technologies and to generate revenues would be impaired.

Our business depends in part on generating revenues by licensing our intellectual property and by selling products and services that incorporate our intellectual property rights. If our licensees or we fail to protect our intellectual property rights or our right to use our intellectual property is materially impaired, then our ability to generate revenues by licensing our intellectual property would be impaired. We have taken steps to protect our intellectual property rights. For example, we reserve all rights related to preliminary outlines and final outlines for television series. These outlines are original works and must be protected with proper confidentiality procedures when presented to different television networks to avoid having the idea or concept used without proper compensation. In presenting outlines for our televisions series, we must ensure that the intellectual property contained in the outlines are original and do not infringe upon any other party's intellectual property rights. If we infringe upon another party's intellectual property rights in the creation and production of television shows, DVD material or other media products, we may be subject to costly litigation and lose the ability to profit from our media products, and, as a result, our results of operation may be negatively impacted.

We have obtained copyrights for Dr. Berman's published books and we intend to apply for trademark for the terms "Berman Center, Treating the Whole Women" and our company's logo. Domain names for the online business that we intend to conduct in the future have been reserved and we must continue to renew the domain names on an ongoing basis. If we fail to reserve or renew domain names used in our business, we may lose valuable domain names and may not be able to conduct our online business effectively. As a result, our ability to generate revenues may be negatively affected. In addition, we review the content of our books and other media in an attempt to guard against inadvertent infringement upon any intellectual property rights not owned by Dr. Berman or us. However, if we infringe upon the material copyrighted by another party, we may become subject to claims of copyright infringement, which may damage our reputation and possibly lead to litigation or some other type of loss.

We might be unable to recruit or retain necessary personnel, which could slow the development and deployment of our products and services.

Our future success and ability to sustain our revenue growth depend upon the continued service of our executive officers, and other key personnel and upon hiring additional key personnel and staff for the clinic. For example, individuals that are qualified to work as nurse practitioners in the female clinical sexual function products and services industry is limited and as a result competition may be high in recruiting such personnel. In addition, we may experience difficulties in recruiting and obtaining qualified personnel in light of our past layoffs. For example, beginning in the third quarter of 2004, our staff was reduced by nine employees through layoffs and attrition. Potential recruits may be discouraged by the fear of future layoffs and opt not to consider or accept employment with our company. If we are unable to recruit and sustain necessary personnel, the development and deployment of our products and services would be hindered, and, as a result, our results of operation would be materially affected. We also are in the process of opening a new clinic in Naperville, a suburb of Chicago, Illinois. In connection with the new clinic office, we must recruit additional nurse practitioners and other employees, and if we are unable to recruit and sustain necessary personnel, the new clinic will not be able to operate effectively.

We project rapid growth and change in our business and our failure to successfully manage this change could harm our business.

Any future periods of rapid growth may place significant strains on our managerial, financial and other resources. For instance, we are in the process of opening a new clinical office in Naperville, and we expect to experience growth as a result of the new office. We have also increased our amount of marketing expenditures in an effort to grow our business. The rate of any future expansion, in combination with our diverse products and services, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.

We may become involved in costly and time-consuming litigation over misused or misinterpreted advice.

A portion of our media focuses on giving advice in the therapeutic and medical realms. In delivering such advice, there is risk it will be improperly followed or improperly blamed for damage that a listener, viewer or reader may have suffered, and consequently we could be subject to lawsuits on that basis. The negative publicity resulting from filing of any such lawsuit could adversely affect our marketing efforts. In addition, it is possible that our financial resources would be insufficient to satisfy the alleged claims in any lawsuit, and we could incur substantial expenses defending such a lawsuit. We do not currently carry a separate insurance policy for media liability coverage.

We may not carry a sufficient level of insurance to cover expenses and awards related to the malpractice claims and litigation, and if the claims or litigation relate to a period for which we carried no malpractice insurance, we would be solely responsible to pay for expenses and any award against us, which could have a negative effect on our business operations.

We may not currently carry a sufficient level of insurance coverage for professional liability and malpractice claims, and there is a period for which we carried no malpractice insurance. From the opening of our clinic in February 2004 to February 12, 2005, we carried professional liability and malpractice insurance with limits of $1,000,000 for each occurrence and $10,000,000 in the aggregate. In addition, since the opening of the clinic, all of our clinicians obtained individual malpractice insurance coverage for themselves through their respective associations for which we reimbursed them. However, our malpractice insurance coverage expired on February 12, 2005 and we did not purchase new malpractice insurance coverage again until July 18, 2005, with coverage limits of $1,000,000 for each occurrence and $3,000,000 in the aggregate. In addition, our new malpractice insurance policy does not provide retroactive coverage for any claims arising out of facts occurring prior to July 18, 2005. As a result, although there is no gap in malpractice coverage for our individual clinicians, there is a period of approximately five months where we were not covered by professional liability and malpractice insurance at an entity level. If we become subject to claims alleging the occurrence of malpractice during the five-month period we were not covered with malpractice insurance, we will be solely responsible to pay any related legal fees and damages as a result of the claim, without the benefit of insurance. Also, if we become subject to the claims that are covered by our malpractice insurance, and the costs and damages exceed the limits of $3,000,000 in aggregate and $1,000,000 for each occurrence, we would be responsible to pay for the excess. In either situation, we would incur significant expenses and losses, our reputation would become damaged and our management may become distracted from the operation of our business and our results of operations may suffer.

We may become involved in costly and time-consuming litigation related to the hormone therapy services that we provide, and there may be a real or perceived link between hormone therapy and other illness, which could result in potential liability for us, our clinic and our practitioners and may reduce our results of operations.

We provide bio-identical hormone therapy, which has associated risks that expose us to litigation claims. Hormone therapy consists of a combination of one or more of the following substances: testosterone, estrogen, progesterone and DHEA. It is prescribed for relief of menopausal symptoms and sexual function complaints such as, hot flashes, moodiness, vaginal dryness, low libido, sleeplessness, and vaginal pain. The risks of hormone therapy are not fully known, but the recent cessation of the Women's Health Initiative launched by the National Institute of Health in the United States is evidence that hormone therapy has associated risks. The Women's Health Initiative was a study by the National Institute of Health to determine the effectiveness of hormone therapy. The study was stopped due to an increase in side effects reported by the participants, including an increased risk of stroke, coronary artery disease, breast cancer and bloodclots. Experts disagree over the efficacy of the data; however, the study was stopped to prevent further harm to the participants. We require a normal PAP smear and a normal mammogram before prescribing any hormones. While full-information and medical disclaimers are signed by all patients of our clinic, we may still be subject to litigation and liable for harm caused by our hormone treatment. Full information and medical disclaimers are forms that advise patients of the risks of various treatments they may receive at the clinic, including hormone therapy, and medical disclaimer are forms that we use to ask patients to disclaim any liability directed at us. The full information and medical disclaimers are contractual in nature and do not prevent a patient alleging to have been injured from our hormone therapy from filing a lawsuit against us. If we become the subject of litigation, it may be time-consuming and costly, and the hormone therapy portion of our clinical business may suffer as a result of bad publicity related to the filing of the lawsuit, whether successful or not. As a result, our results of operation would suffer. In addition, hormone therapy may have a link to other illnesses, or be perceived to have a link to other illnesses, which would generate potential liability for our clinic, our practitioners and us. As a result, the demand for our hormone treatment services and our reputation could suffer a material and adverse effect by any real or perceived link between the treatments and other illnesses. Moreover, we could be subject to time-consuming and costly litigation as a result of providing our hormone treatment services to patients. As a result, we could suffer significant expenses related to defending such litigation and our results of operations would suffer.

We may become involved in costly and time-consuming litigation over clinical trials conducted at our offices.

We conduct clinical trials at our offices that involve experimentation on human subjects. In the past, we have conducted clinical trials relating to research on a genital self-image study and a study conducted on vibrators. We are not currently conducting any clinical trials and have no definitive arrangements to conduct clinical trials at this time. However, we expect and intend that we will be involved in clinical trials again in the future. Before we conduct our clinical trials, we obtain independent review board (IRB) approvals before any clinical trial testing is done. IRB refers to the review board of Essex Institutional Review Board Inc., an independent organization located in Lebanon, New Jersey. Institutional Review Board determines whether research proposals meet the review board's requirements for safety and ethical standards for conducting clinical research on human subjects. Use of a centralized IRB to review and approve all research ensures its legitimacy and provides outside supervision of adherence to ethical guidelines. However, despite review from the IRB, we may encounter unforeseen results and effects during and after our clinical trials. If participants in our clinical trials are injured or suffer harm during or as a result of our trials, we may become subject to costly and time-consuming litigation, although we have not been the subject to such claims in the past. If we become subject of such litigation, our results of operations may suffer.

Product liability claims could expose us to losses and could be time-consuming and costly to defend.

We are exposed to claims that our products, in particular for the Berman Center Intimate Accessories Collection, have flaws or other defects that have caused personal or other injury, although we have not experienced any product liability claims to date. Berman Center Intimate Accessories Collection is our new line of products that went on sale in the beginning of September 2005. The Collection is a line of 12 Kegal exercises and sexual aid devices designed by Dr. Berman and manufactured and distributed by California Exotics Novelties, LLC in Chino, California. Twelve more products are scheduled for release in 2006 and again each year for three more years. Pursuant to our agreement, California Exotics, as licensee, must maintain product liability insurance in an amount not less than $3,000,000; and, the insurance policy names our company, officers, directors, agents, and employees as insured parties at the sole expense of California Exotics. We do not carry insurance coverage for product liability claims. Although we seek to limit our exposure to product liability claims by California Exotic's liability insurance, if products sold by us or by our licensees cause personal injury, financial loss or other injury to our or our licensees' customers, the customers, or our licensees, may seek damages or other recovery from us. These claims would be time-consuming and expensive to defend, distract management and could result in substantial damages against us. If product liability claims against us are successful and exceed the insurance coverage provided by the policy purchased by California Exotics, or if coverage is denied by the insurance provider, we would be exposed to losses resulting from paying any uncovered claims. In addition, the assertion of these claims, even if unsuccessful, could damage our reputation or that of our licensees or their products, and, as a result, could damage our reputation and the market for our products and services and harm our business, financial condition and results of operations.

We may become involved in costly and time-consuming litigation over medical malpractice or violation of federal or state health care laws.

Because of its involvement in Medicare and Medicaid, the Federal Government regulates much of the medical field. The services offered at our clinic are not rendered to Medicare or Medicaid beneficiaries or are non-covered services. Our physicians do not bill or collect from Medicare and Medicaid for services rendered to our patients and should therefore not fall within the Medicare/Medicaid Anti-Kickback Amendments to the Social Security Act (the “Anti-kickback Statute”) or be subject to their penalties. However, our physicians are regulated by a series of federal and state laws, including the Anti-kickback Statute and the federal law commonly referred to as the “Stark Law”, regarding referrals of patients to entities with which the physician has a financial relationship. The Stark Law prohibits physicians from making referrals for a "designated health service," payable by Medicare or Medicaid, to any entity with which the physician has a financial relationship, unless an exception applies. A financial relationship means either an ownership interest or a compensation arrangement. The Stark Law is broadly worded and wide-ranging. For example, a physician's own practice or group practice may be an entity to which referrals for designated health services are restricted unless certain criteria are met. Penalties for violating the Stark Law include denial of payment for the service and civil monetary penalties. An intentional violation of the Stark Law may be considered a false claim and subject the physician to further criminal and civil liability under the federal False Claims Act. State laws that regulate physicians' practices may also restrict the types of relationships between physicians and non-physicians. A more detailed description of regulations set forth by the Illinois Professional Standards Board can be found below. These laws are generally intended to preserve the independent practice of medicine and prevent non-physicians from influencing the independent medical judgment of physicians in the care and treatment of patients.

We seek to structure our arrangements with physicians to be in compliance with the Stark Law, the Anti-kickback Statute, and similar state laws. We seek to keep current on developments concerning their application by various means, including consultation with legal counsel, when necessary. However, we are unable to predict how these laws will be applied in the future, and the arrangements into which we enter may become subject to scrutiny. In order to comply with the Stark Law, the Anti-kickback Statute and other federal and state health care laws, we have entered into independent contractor agreements in the past where the physicians providing medical services to our patients practice inside of our clinic but conduct their practice through a separate professional service entity. The physicians practice inside separate companies known as Limited Liability Companies, or LLCs, which have entered into management and lease agreements with us. The LLCs employ or engage the physicians that provide medical services to our patients. We bill our patients the charges for medical services provided by the LLC's physicians, if any, and the services provided by our clinicians such as intake, therapy, nutrition and yoga for their office visit to our clinic. We are responsible for paying the LLC for the medical services that were provided to our patients. We currently have one arrangement with a physician, Dr. Brian Locker, who provides medical services to our patients through a separate entity, FSM Associates, LLC. This arrangement is intended to comply with the Stark Law; Anti-kickback Statute, and other state laws, to the extent that they may be deemed to apply. However, if our arrangements are deemed to violate any of such laws, we may become subject to administrative proceedings, litigation and/or fines and penalties, which could have a material impact on our business and results of operations. Referrals and claims that violate the Stark Law are each punishable by a $15,000 civil money penalty, any claim paid as the result of an improper referral is an overpayment, and circumvention schemes are punishable by a $100,000 civil money penalty. Though we are not directly engaged in the practice of medicine, we may be named in any potential malpractice suits, as well.

The Illinois Professional Standards Board requires arms-length relationships between physicians, practices and corporations, and there is a risk that the relationships between our physicians and us will be deemed improper by the Standards Board, resulting in penalties and fines.

We are subject to regulations set forth by the Illinois Professional Standards Board that require us to maintain an appropriate arms-length relationship with physicians that provide medical services to our patients through LLCs. Our company is not licensed to practice medicine, but may be subject to review by the licensing boards in the state of Illinois. We have made arrangements where the physicians practice inside of our clinic but conduct their own practice through separate companies. We have entered into management and lease agreements with the LLCs through which the physicians provide medical services to our patients. We bill our patients directly for charges for medical services provided by the physician, if any, and services provided by our clinicians and employees. The LLCs bill us for the medical services that were provided by its physicians to the patient. Although we believe our relationship with the LLCs and physicians is in compliance with the regulations set forth by the Illinois Professional Standards Board, there is a risk that our relationships will be viewed as improperly maintained and that we or the physicians will be found to be in violation of the regulations. If we are found to be in violation of the regulations, we could incur penalties or fines and be forced to restructure the operation of the medical portion of our business, each of which, individually and in the aggregate, could be costly and have a material effect on our business and results of operation.

Our company and our officers, directors and employees have limited experience in marketing, licensing and selling the products and services offered by our clinic, have no experience in the online personals industry and may not be able to operate the business effectively.

Our company and our officers, directors and employees have limited experience in marketing, licensing and selling the products and services offered by our clinic, in operating and managing the clinic and in developing products and services related to female sexual health. In addition, we intend to enter into the online personals industry, which is a substantial departure from our current business of offering product development and services related to female sexual health. Our company and our officers, directors and employees have no experience in developing, producing, pricing, marketing, selling or distributing online personals products and services and we will rely on our ability to employ persons that have such experience to carry out our business strategy with respect to developing an online personals site and the other areas of our business. Because of our inexperience in these areas, we may not be effective in achieving success that may otherwise be attainable by more experience, and, as a result, we may not be able to operate our business effectively and our results of operation would suffer.

Higher insurance costs may impact our future financial position and results of operations.

We may experience an increase in insurance costs as a result of higher claims rates against providers in the health products and services industry, which we expect will increase our premiums for insurance policies. Although we have not experienced any claims, our insurance premiums may increase as a result of an overall increase in insurance costs in the health products and services industry, even if the increase in our premiums does not properly reflect the risks related to our products and services. For example, although we provide medical services to our patients through physicians that conduct their practice inside of our clinic but through their own entity that is separate from us, we believe that insurance providers may charge us higher insurance fees insurance costs as if the physicians were employed directly by us. Moreover, although we believe that our services are not as invasive and risky as other providers in the health products and services industry, insurers may not agree and insist on higher premiums. If our insurance costs increase, or if insurance is not available on acceptable terms, or at all, our financial position and results of operation would suffer.

If we and our production companies are not able to obtain and maintain a sufficient audience for our television show, and if adverse trends develop in the television production business generally, our television production business could fail.

We have recently entered into the television production business, which is subject to a number of uncertainties. We, in conjunction with the Gantz Brothers' View Film Productions, produced a pilot financed by ShowTime Networks Inc., which has decided to pick up the series and turn it into nine episodes projected to premier in June of 2006. The show is expected to be entitled “Sexual Healing,” and each episode tracks three couples' progress through intensive couples therapy at the Berman Center over a one-week period. We are entitled to a 10% payment of the production budgets, which is $375,000 per episode. However, television production is a speculative business because revenues and income derived from television depend primarily on the continued acceptance of that programming from the public, which is difficult to predict. Factors that affect our television production revenues and income, many of which are out of our control, include but are not limited to:

•	promotion of our programming,

•	the content and quality of our programming,

•	the strength of stations on which our programming is broadcast,

•	the quality and acceptance of competing television programming and other sources of entertainment,

•	a general decline in broadcast television viewers,

•	pricing pressure in the television advertising industry,

•	general economic conditions, and

•	availability of other forms of entertainment and leisure time activities.

If the television production portion of our business, including our Showtime series, fails to secure a sufficient audience, our programming could be canceled and the revenues we generate and anticipate generating from television programming would decline.

Moreover, we must work with production companies to produce our television shows, and if a significant disagreement arises between our production companies and us regarding the direction and content of our television shows, the production of the shows may be delayed and the quality of our products may be negatively affected. As a result, the amount of revenue, if any, from our television production may decrease, and our results of operation would suffer. There is also no guarantee that the television production portion of our business will be able to continue in the long-term. For example, although Showtime Networks has an option to pick up our “Sexual Healing” television series for subsequent telecast years, there is no guarantee that Showtime, or any other station, will elect to continue with the series. If we are unable to secure a broadcast station to elect to continue with our television series, revenue from our television production portion of our business will significantly decline, and our results of operation will suffer.

Our future capital needs are uncertain. We will need to raise additional funds in the future and these funds may not be available on acceptable terms or at all.

We conducted a private placement of equity in June 2005 for gross proceeds of $3.1 million and approximately $2.3 million in net proceeds. As a result of this private placement, we currently have sufficient funds on hand to fund our operations until approximately April 2006. We expect to expend approximately $500,000 in annual salaries for additions to staff in order to expand our clinic's operation, including the opening of a new clinical office in Naperville, a suburb of Chicago, Illinois, and we intend to spend approximately $28,000 for equipment and supplies for the new clinic office. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to carry out our business strategy. We cannot be certain that any financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern and expand our business. In addition, our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2004 relative to our ability to continue as a going concern. Our ability to obtain additional funding in year 2005 and thereafter will determine our ability to continue as a going concern. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Our executive officers, directors and major stockholders have significant control over us, which may lead to conflicts with other stockholders over corporate governance matters.

Our current directors, officers and more than 10% stockholders, as a group, own approximately 75% of our outstanding common stock prior to the exercise of any outstanding warrants and stock options. In addition, our Chief Executive Officer and Chairman of the Board, Samuel P. Chapman, is the husband of our President, Dr. Laura A. Berman, and the son of a member of our Board of Directors, Alger Chapman. Acting together, our current directors, officers and more than 10% stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, approvals of acquisitions and financing and other transactions.

If we fail to maintain effective internal controls over financial reporting, or we fail to comply in a timely manner with Section 404 of the Sarbanes-Oxley Act of 2002, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our disclosures regarding our business, financial condition or results of operations. Our management has reviewed the adequacy of the our internal controls over financial reporting, and management believes that our internal controls provide reasonable assurance that the financial statements are accurate, prepared in accordance with generally accepted accounting principles and that the our assets are adequately safeguarded. Our independent auditors have not yet conducted a review of the our internal controls over financial reporting, however, there will be such a review during fiscal year 2007 when the independent auditors review our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Rules adopted by the SEC pursuant to Section 404 require annual assessment of a company's internal control over financial reporting, and attestation of its assessment by the company's independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex and require significant documentation, testing and possible remediation to meet the detailed standards. Management's assessment of internal controls over financial reporting at any time may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for you. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock. For example, if we are unable to adequately maintain or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the Securities Exchange Commission.

We may not be able to achieve the benefits we expect to result from the merger.

In June 2005, we executed an Agreement and Plan of Merger with Berman Health and Media, Inc., a privately held Delaware corporation (“BHM”), pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction, with our existing stockholders continuing to own the remaining 13% of our issued and outstanding common stock after the merger. The merger was consummated through the merger of our wholly owned subsidiary, LBC MergerSub, Inc., a Nevada corporation, with and into BHM, with BHM being the surviving corporation. The merger was intended to be a "tax-free" reorganization pursuant to the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. As a result of the merger, BHM became a wholly owned subsidiary of the Company.

We consummated the merger for various reasons, including:

•	the increased market liquidity expected to result from exchanging stock in a private company for publicly traded securities;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the merger will be realized. In addition, the attention and effort devoted to achieving the benefits of the merger and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management's attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to implement all of these governance measures. Although we have independent directors on our Board of Directors, we have not formed an audit committee. We intend to adopt a code of ethics in the future. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Moreover, Samuel Chapman, the Chairman of our Board of Directors and Chief Executive Officer, is the son of Alger Chapman, a member of our Board of Directors. Samuel Chapman is also the husband of Dr. Laura Berman, our President, and Samuel Chapman and Alger Chapman are involved in such matters related to compensation of executive officers. As a result, there is a conflict of interest that may arise with respect to actions taken by the board in relation to our executive officers, and prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

There is no assurance of an established public trading market for our securities

Although our common stock is quoted in the Pink Sheets, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed in the Pink Sheets are not listed in the financial sections of newspapers and newspapers generally have very little coverage of stocks quoted solely in the Pink Sheets. Accordingly, prices for and coverage of securities quoted solely in the Pink Sheets may be difficult to obtain. In addition, stock quoted solely in the Pink Sheets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, AMEX or NASDAQ exchanges. All of these factors may cause holders of our common stock to be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of the Company after the merger with Berman Health and Media, Inc. and the women's sexual health industry generally; and

•	general economic and other national conditions.

Provisions in our certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Some of the provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price.

For example, our Certificate of Incorporation authorizes our Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

In addition, we are also subject to Section 203 of the Delaware General Corporation Law that, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our Certificate of Incorporation and Bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management, even if such things would be in the best interests of our stockholders.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock.

Substantial sales of our common stock in the public market, or the perception that such sales could occur, could result in the drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all, by introducing a large number of sellers to the market. From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of September 30, 2005, 1% of our issued and outstanding shares of common stock was 317,954 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period.

In addition, Berman Health and Media, Inc. recently completed a private placement, whereby they granted the investors in the private placement certain registration rights with respect to the shares of common stock underlying their securities. Those securities were exchanged for securities in our company pursuant to a reverse merger in June 2005 and are included in the securities being offered in this prospectus. Hunter World Markets, Inc. may also, in its sole discretion, permit certain of our current stockholders who are subject to contractual lock-up agreements to sell shares prior to the expiration of their lock-up agreements, which expire one year from the filing of this registration statement. Upon the expiration of the lock up agreement, which will be on July 5, 2006, holders of an aggregate of 19,730,504 shares would be eligible to sell their shares pursuant to Rule 144, subject to volume and manner of sales limitations as set forth in Rule 144.

We cannot estimate the number of shares of common stock that may actually be resold in the public market because this will depend on the market price for our common stock, the individual circumstances of the sellers and other factors. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Our common stock is considered a “penny stock,” and is subject to additional sale and trading regulations that may make it move difficult to sell.

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934 as amended (the “Exchange Act”). Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have never paid any dividend and we do not intend to pay dividends in the foreseeable future.

To date, we have not declared or paid any cash dividends on our shares of common stock and currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2005, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

BERMAN CENTER, INC. (Registrant)

November 14, 2005	By:	/s/ Samuel Chapman
Samuel Chapman
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)