Form 10KSB
period 2005-12-31
BERMAN CENTER, INC.
filed 2006-03-30
CIK 876160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-19562
BERMAN CENTER, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	58-1865733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

211 East Ontario, Suite 800 Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)
(312) 255-8088
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None
Securities registered pursuant to Section 12(g) of the Exchange Act:
          Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State issuer’s revenue for its most recent fiscal year: $808,143

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at March 1, 2006, computed by reference to the price at which the average bid and asked price of the Company’s common stock, was $31,913,175. The Company’s shares of common stock are quoted in the Pink Sheets under the symbol "BRMC." No established trading market for the Company’s common stock has developed and management believes that the bid and ask price of the shares may not accurately reflect the value of the Company.

The number of shares outstanding of the issuer’s common equity as of March 15, 2006 was 31,402,628, which excludes 2,303,999 shares held in escrow for indemnification purposes in connection with the Company’s reverse merger.

Documents incorporated by reference:
None

Transitional Small Business Disclosure Format:       ☐ Yes  ☑ No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the plans and objectives of management for the business, operations, and economic performance of Berman Center, Inc. (the "Company" "we" and "us"). These forward-looking statements generally can be identified by the context of the statements or the use of words such as the “Company” or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	Our history of losses and expected increase in expenses;

•	Our dependence upon Dr. Laura Berman;

•	The market for female sexual health products and services which is at an early stage;

•	Our ability to recruit and retain qualified personnel;

•	Our exposure to product liability claims;

•	Our exposure to litigation over malpractice or violation of Stark Laws;

•	The limited experience of our officers, directors and employees in marketing, licensing and selling our products and services;

•	The uncertainty of an established public trading market for our securities; and

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ADDITIONAL INFORMATION

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports, and other information are available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to above.

Statements contained in this report about the contents of any contract or any other document that is filed as an exhibit are not necessarily complete, and we refer you to the full text of the contract or other document filed as an exhibit. A copy of annual, quarterly and special reports and related exhibits and schedules may be inspected without charge at the Public Reference Room maintained by the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, and copies of such reports may be obtained from the Securities and Exchange Commission upon payment of the prescribed fee. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is www.sec.gov.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

We are a specialized health center for women focused on female sexual health and menopause management. Dr. Laura Berman, our President, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University.

Our principal source of revenue is from the clinical services that we provide out of our downtown Chicago clinic, comprising of approximately 10,000 square feet. Our clinical staff works to improve our patients’ quality of life, health and relationships. Clinical services include talk therapy performed by licensed clinical social workers, medicine, as practiced by physicians and nurse practitioners, serum and saliva testing services, nutritional counseling and yoga classes. We operate a hormonal management clinic, counseling center and sexual function testing center. Our hormone management clinic is a facility that can treat a variety of female hormone deficiency cases including menopausal symptom relief and sexual function improvement. Our sexual function testing center is a facility that measures hormone levels, nerve function and other sensory impairment issues, blood flow abnormalities in the genital region, and signs of emotional difficulty, relationships discord and past trauma and abuse. Our clinical staff currently includes one physician's assistant, one nurse practitioner and three talk therapists, all of whom work for us. We also offer medical services to our patients through a physician, Dr. Brian Locker, who practices at our offices. Dr. Locker acts as our Chief of Staff and is compensated through his own medical company, FSM Associates, LLC.

Clinical services accounted for 65% and 60% of our revenue for the years ended December 31, 2005 and 2004, respectively. The amount of our losses since we began our current operations in the female sexual health business in January 2003 through December 31, 2005 is $4,665,413. Revenue from clinic operations for the year ended December 31, 2005 decreased by $136,611 as compared to the year ended December 31, 2004, from $664,201 to $527,590. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. Management decreased the price for our clinic services in an attempt to improve patient flow.

We generate additional revenue from medical education courses. We hold continuing medical education courses, which accounted for 23% and 25% of our revenue for the years ended December 31, 2005 and 2004, respectively. We held our most recent medical education course on September 17 and 18, 2005, and we have scheduled our next medical courses to take place in April, June and September of 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. The revenue generated from our clinical services and medical education courses accounted for approximately 89% and 85% of our revenue for the years ended December 31, 2005 and 2004, respectively.

In addition to clinical services and medical education courses, we expect to generate revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. In connection with the book’s release, Dr. Berman received a final advance payment of $77,916, after deducting her literary agent’s commission, in January 2006; and, the payment has been paid to our company in accordance with Dr. Berman’s employment agreement. In addition to the payment that we received in connection with The Passion Prescription, we have received a nominal royalty payment received in connection with one of the two books that Dr. Berman co-authored prior to the execution of her employment agreement. Costs that we incur in connection with book publishing constitute primarily internal payroll expenses for our staff writer who assists Dr. Berman in authorship of a book. Our writer’s annual salary is approximately $75,000.

We have recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is expected to be entitled Sexual Healing, will track three couples' progress through intensive couples therapy at the Berman Center over a one-week period. The ShowTime Network picked up the series in September 2005 and intends to turn it into nine episodes projected to premier in June of 2006. We are entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budgets, which will be in the amount of approximately $375,000 per episode, are guaranteed by Showtime Network for the first season of the show. Showtime Network is not obligated to renew the show for a second season. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public, and if our Showtime series fails to secure a sufficient audience, our programming could be canceled and the revenues we generate and anticipate generating from television programming would decline. We received our first payment from our television production business in March 2006 in connection with the Showtime series.

We recently entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. In addition to subscription revenue, if any, the website will offer for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share of the revenue of the product line paid to California Exotics. For the year ended December 31, 2005, we received $28,453 in revenue from the commission on sales of the Berman Center Intimate Accessories line of products.

Corporate History

We were incorporated in October 1989 under the laws of the State of Georgia under the name William E. York, Inc. for the purpose of acquiring Bio-Dyne Corporation, a Georgia corporation formed in 1986 ("Bio-Dyne") and ECBB Body Building, Ltd., a New York corporation formed in 1979 ("ECBB"), which collectively manufactured, marketed and distributed multi-station home gyms, exercise machines, weight benches and specialty free weight equipment. In November 1989, we acquired all of the issued and outstanding shares of capital stock of Bio-Dyne and ECBB. Following the closing of the transaction, Bio-Dyne was formally dissolved and a Certificate of Dissolution of ECBB was filed with the Department of State of New York. Thereafter, we used the trade name Bio-Dyne and in January 1991, changed our name from William E. York, Inc. to Bio-Dyne Corporation.

We ceased active operations after the filing of bankruptcy in December 1997. In connection with the bankruptcy and cessation of active operations, we failed to file with the Securities and Exchange Commission a Form 15 notice of termination of registration of our securities under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, our obligations to file periodic reports under the Exchange Act continued after our bankruptcy and cessation of active operations. We did not file the required periodic reports from December 16, 1996 through June 16, 2005, which is the date that we participated in a reverse merger with Berman Health and Media, Inc., as described below. As a result of our failure to file either a Form 15 or periodic reports, we are considered to be a delinquent filer under the Exchange Act. As a delinquent filer, we could be subject to civil penalties under the Exchange Act for the delinquent filings, suspension of the trading or deregistration of our securities, and subject to enforcement actions to comply with Section 12 of the Exchange Act. Furthermore, we will not be eligible to use Form S-3, if we otherwise qualified to use it, for registration statements. Nor will our shareholders be able to utilize Rules 144 or 145 promulgated under the Securities Act of 1933, as amended, for the resale of restricted securities because, if they otherwise qualified to use such rules, we have not met the “adequate current public information” requirement contained in Rule 144(c) until we timely meet our filing requirements under the Exchange Act for a period of twelve months.

On January 18, 2005, we changed our name to No Good TV, Inc. and our shares were subsequently quoted in the Pink Sheets under the symbol “NTVN.” In May 2005, we changed our name to LB Center, Inc. On June 3, 2005, we entered into an Agreement and Plan of Merger with Berman Health and Media, Inc. (“BHM”) (f/k/a The Berman Center, Inc.), a privately held Delaware corporation, pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction (the "Merger"), with our existing stockholders continuing to own the remaining 13% of our issued and outstanding common stock after the Merger. LB Center also issued 2,303,999 shares of common stock into escrow for a period of 24 months to cover indemnification obligations, if any, to BHM and its stockholders (the “Escrow Shares”). If a valid claim for indemnification is made against LB Center, all or a portion of the Escrow Shares would be issued on a pro rata basis to those parties who were BHM stockholders of record immediately prior to the Merger. To the extent that the Escrow Shares are not distributed to former holders of BHM stock as a result of indemnification claims made prior to the end of the 24 month period followign the Merger, those Escrow Shares will be canceled. The Merger was consummated through the merger of our wholly owned subsidiary, LBC MergerSub, Inc., a Nevada corporation, with and into BHM, with BHM being the surviving corporation. The Merger was intended to be a "tax-free" reorganization pursuant to the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. As a result of the Merger, BHM became our wholly owned subsidiary. Immediately after the Merger, we reincorporated from the State of Georgia to the State of Delaware and changed our name from LB Center, Inc. to Berman Center, Inc.

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

The members of our Board of Directors immediately after the Merger consisted of Samuel P. Chapman, Laura A.C. Berman, Allan Charles, Alger Chapman, Stuart Cornew, Jan Fawcett, Robert Goodman and Michael Romano. On August 25, 2005, Mitchell Mondry, Robert Peele and Howard Zuker were each appointed to serve on our Board of Directors. Howard Zuker was selected by purchasers of a majority of the units of common stock and warrants pursuant to the private placement agreement for the private placement occurring in June 2005, as described below. On November 16, 2005, Michael Romano resigned as a member of the Board of Directors and was replaced by Greg Ward. Samuel P. Chapman is our Chairman of the Board or Directors and Chief Executive Officer. Dr. Laura A.C. Berman is our President. Effective February 21, 2006, Greg Ward and Stuart Cornew resigned as members of our Board of Directors.

In June 2005, BHM offered for sale (the "Offering") through Hunter World Markets, Inc. on a “best efforts” basis units of its common stock and warrants (the “Units”), each consisting of (i) two shares of its common stock, (ii) one three-year warrant exercisable into one share of its common stock at an exercise price of $1.05 and (iii) one three year warrant exercisable into one share of its common stock at an exercise price of $1.575. The price per Unit was $1.05. On June 16, 2005, 2,952,381 Units were sold to certain of the selling security holders. The Offering closed in June 2005. All of the shares of common stock and shares underlying warrants sold by BHM in the Offering and exchanged for securities in our company pursuant to the Merger are being registered for resale in this registration statement.

Sources of Revenue

The following table sets forth our revenue by each of our activities:

	Years Ended December 31,
Revenue By Activity	2005	2004

Clinic	$527,590	$664,201
Conferences	187,975	279,250
Research	—	172,186
Radio / Media:
Royalty	30,019	—
Radio Advertising	50,000	—
Other	12,558	—
Total	$808,142	$1,115,637

Clinic Revenue represents revenue from services related to clinic patients. Revenue from clinic operations, our primary source of revenue, for the year ended December 31, 2005 decreased by $136,611 as compared to the year ended December 31, 2004, from $664,201 to $527,590. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. The services are primarily for bio-hormone replacement therapy and treatments for female sexual dysfunction. Specific problems of female sexual dysfunction may include couples conflicts, loss of intimacy, low libido, difficulty reaching orgasm, dryness, low sensation, and even pain. The clinic also provides services for talk therapy, yoga and nutrition.

Conferences Revenue primarily represents registration fees paid by attendees and to a lesser extent revenue from fees paid by sponsors who have an exhibit at the conference hall.

Research Revenue represents unrestricted educational grant from a sponsor to perform research and report the findings and provide insights from the findings.

Radio / Media Revenue represents advertising revenue earned from sponsors who advertise on the Dr. Laura Berman Radio Show, royalties from products licensed by us and publishing of books. All of our revenue from radio advertising for the year ended December 31, 2005 was received from a single advertiser and was a single occurrence. Dr. Berman is not paid for hosting her radio show. When such revenue is generated, we will recognize this revenue when it is earned, the services are performed and collection is probable.

Our Clinic

We are a specialized health center for women focused on female sexual health and menopause management. Specific problems of female sexual dysfunction may include couples conflicts, loss of intimacy, low libido, difficulty reaching orgasm, dryness, low sensation, and even pain. Our treatment for female sexual dysfunction employs a holistic approach. Our clinic offers a full line of services to women with sexual dysfunction, addressing the physical, psychological and relationship challenges that they may face. We use technology to measure sexual response, genital blood flow and pelvic floor health. A psychosexual evaluation assesses emotional health, relationship quality and patient history. Based on each woman's needs, individualized treatment plans may include: medical intervention (e.g., hormone therapy, topical creams, Viagra), individual or couples therapy, and educational recommendations.

In keeping with a holistic philosophy, our Menopause Program consists of four components of menopause management: bio-identical hormone therapy, nutrition, talk therapy and fitness. Yoga and Pilates promote pelvic floor fitness and teach stress management. In addition to medical and physical interventions, a psychosexual evaluation assesses current symptoms, relationship quality and patient history, with individual or couples therapy prescribed as needed to complement medical treatment.

We offer bio-identical hormone therapy as an alternative to traditional hormone therapy. Traditional hormone therapy is derived from equine estrogen obtained on horse farms from pregnant mares. Equine estrogen exists in ten different types whereas the human body only has three types of estrogen, which are estreiol, estrodiol, and estrone. Bio-identical hormones are synthesized from yams and soy producing the three types of estrogen only that are available in the human body. In contrast, the medication used in traditional hormone therapy contains up to seven strands of estrogen not natural to the human body. Bio-identical hormones are identical to the body's own chemistry. We attempt to give the lowest level of bio-identical hormones to patients required to relieve symptoms. Because the hormones are delivered in a compounded cream, there are limitless variations in the dosage that can be delivered versus a standard pill or patch, and it is the practice of doctors and nurse practitioners at the Berman Center to deliver the lowest level of hormones required to alleviate symptoms. We do not require FDA approval to provide bio-identical hormone therapy and we have not sought nor obtained such approval. The use of bio-identical hormone therapy is a natural treatment for menopausal complications, including hot flashes, sleep loss, female sexual dysfunction, mood swings, depression and night sweats.

We do not accept insurance, as the majority of the services provided are not covered by third party reimbursement. Our practitioners do not accept Medicare or Medicaid for the services rendered at the clinic, thereby avoiding a wide variety of legal and financial risks. Collection of fees for services occurs at the time of visit. Costs related to revenues generated from clinical services primarily consist of outside lab fees and internal payroll expenses for clinical staff.

Continuing Medical Education Courses

In September 2004, we hosted “Women's Sexual Health State-of-the-Art Series” through Northwestern Memorial Hospital's Continuing Medical Education Office. This meeting was targeted to a national group of health care professionals (e.g., nurses, therapists, physicians) who were interested in, or currently treating female sexual function complaints. The course emphasized on the evaluation, diagnosis, and treatment of female sexual function complaints, including pelvic pain, perimenopause and menopause, sexual challenges of special populations of women, and couples issues. The two-day multi-disciplinary course was held again in September 2005. We hold continuing medical education courses, which accounted for 23% and 25% of our revenue in 2005 and 2004, respectively. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. We have expanded the series to include meetings in Los Angeles in April of 2006 and in New York City in June of 2006.

We believe that we benefit from our role as host of this educational series on many levels. First, we believe it heightens exposure of the clinic among other professionals in the field. Secondly, we believe it promotes the professional reputation of the clinic in the medical community by acting as a voice of authority in the science and research of female sexual dysfunction. We expect that our clinical staff will continue to grow its professional reputation by attending major meetings in the field to present our research and network with other professionals. These include the American Association of Sex Educators and Therapists (AASECT), the Society for the Scientific Study of Sexuality (SSSS), the American Psychological Association (APA), the International Society for the Study of Women's Sexual Health (ISSWSH), the American Urologic Association (AUA), and the American College of Obstetrics and Gynecologists (ACOG).

Books and Publishing

Dr. Berman is a best-selling author. Her first book, For Women Only: A Revolutionary Guide to Reclaiming Your Sex Life achieved a top ranking on the New York Times Best Seller's List when it was released in 2001, and is now available in paperback. Her second book, Secrets of the Sexually Satisfied Woman, was just promoted in a nationwide multimedia tour. A third book, Passion Prescription, has been completed and was released in January 2006. A variety of other books are planned, with each book targeting a different facet of female health and relationships. In addition to being a source of revenue, we believe that Dr. Berman's books will serve as a marketing vehicle for Dr. Berman and our company, in addition to enhancing the clinic's medical reputation. In connection with the release of the Passion Prescription, Dr. Berman received a final advance payment of $77,916, after deducting her literary agent’s commission, during January 2006 and the payment has been paid to us in accordance with Dr. Berman’s employment agreement with us. Pursuant to our employment agreement with Dr. Berman, all media revenue, with the exception of honorariums and speaking engagements, are pledged to us. Our employment agreement with Dr. Berman was entered into on June 16, 2005 and has a term of three years unless terminated earlier in accordance with the agreement. Pursuant to the employment agreement, all revenues, including future advances and back-end profits, on any books written in conjunction with Dr. Berman will become our property. In the event that Dr. Berman terminates her employment agreement for good reason or we terminate it without cause, as defined in the agreement, all rights to her activities, services and products related to our business will immediately revert back to Dr. Berman. Costs that we incur in connection with book publishing primarily consist of internal payroll expenses for our staff writer who assists Dr. Berman in authorship of a book. Our writer’s annual salary is approximately $75,000.

Reality Series

We, in conjunction with the Gantz Brothers' View Film Productions, produced a pilot financed by ShowTime Networks Inc. ShowTime picked up the series in September 2005 and intends to turn it into nine episodes projected to premier in June of 2006. The show, which is expected to be entitled Sexual Healing, will track three couples' progress through intensive couples therapy at the Berman Center over a one-week period. The main set of the show will be our offices with additional footage taped in and around the city of Chicago as couples go on therapeutic dates arranged by Dr. Berman. We are entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budgets, which will be in the amount of approximately $375,000 per episode, are guaranteed by Showtime Network for the first season of the show. Showtime Network is not obligated to renew the show for a second season. We received our first payment from our television production business in March 2006 in connection with the Showtime series. It is expected that our clinical services and their impact on patients will be an important feature of each week's plot line.

Other Media Outlets

We believe a coordinated media strategy, including television, radio, print media, and authorship may bring the existence of our clinic to the attention of many of women.

Radio. Dr. Berman hosts a weekly syndicated radio show that currently airs across the United States. Through a call-in format, The Dr. Laura Berman Show explores women's sexual health and relationship issues, with caller-selected topics. The two-hour show features Dr. Berman speaking one-on-one with women about topical concerns and questions, as well as celebrity guest experts who specialize in the field. Dr. Berman's radio show began in the third quarter of 2004 in Chicago, the nation's third largest market on WCKG-FM. The show has since expanded to seven markets including the largest satellite radio network. Pursuant to our employment agreement with Dr. Berman, all radio revenue, if any, are pledged to us. Dr. Berman is not paid for hosting the radio show, and therefore we do not currently receive revenue as a result of her hosting the show. We did not generate any revenue from radio advertising for the year ended December 31, 2004 and we generated $50,000 from radio advertising for the year ended December 31, 2005, all of which we received from a single advertiser in the first quarter of 2005. In connection with such revenue, we made payments to UBC Radio, the company that produced the radio show at that time. Other costs related to revenue that may be incurred from Dr. Berman’s show includes the fee related to the studio and airtime, which is approximately $3,000 per month. We currently do not have any sponsors or advertising revenue from the radio show. We believe the radio show provides exposure for Dr. Berman and our clinic, which may result in increased patient flow at our clinic.

Newspaper and Magazine Columns. Dr. Berman currently writes columns that are published in the Chicago Sun-Times, USA Today and Ladies Home Journal. Dr. Berman is not currently paid for these columns except for a nominal fee in connection with the column for Ladies Home Journal. We believe the columns provide exposure for Dr. Berman and our company. Dr. Berman's weekly Chicago Sun-Times column, “The Language of Love,” takes an entertaining, light-hearted approach to relationships and sex. The 500-word column is meant to be insightful, but accessible for the Monday-morning commuter to read. The column is also featured online at the Chicago Sun-Times website (www.suntimes.com), with an archive of columns from the previous six weeks. A monthly Ladies Home Journal column presents Dr. Berman's answers to real women's questions. The advice format delivers useful information that a woman can relate to for herself or her relationship. USA Today is the nation's largest circulated newspaper. Dr. Berman contributes to the publication's opinion page, “The Forum,” with opinion pieces that engage Dr. Berman in timely discussions of sexual health controversies. All revenue, if any, generated by Dr. Berman's newspaper and magazine columns will go to our company pursuant to our employment agreement with Dr. Berman.

Internet Initiatives. We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. In addition to subscription revenue, if any, the website will offer for sale Dr. Berman's line of Kegel exercise and sexual aid products called the Berman Center Intimate Accessories, which was created in partnership with California Exotics Novelties, LLC. Moreover, we hope to locate and collaborate with another company already in the online personals industry to create an online personals for our company. We have not currently located a partner.

Instructional DVDs. We intend to produce a new series of DVDs hosted by Dr. Berman, entitled The Endless Passion Series, which we believe will help women and couples deal with issues of intimacy and sexuality throughout their lifetime. From medical and therapeutic advice to usable tips for the bedroom, we expect the DVD series to provide viewers with practical information in an easy-to-use format. We are currently in negotiations with different production and distribution groups regarding the DVD series; and production is anticipated to begin in April 2006, assuming negotiations with the potential production and distribution partner are successful and are completed on time.

Key Business Relationships

Key business relationships involved in our company and Dr. Berman's media career include her book agency International Creative Management (ICM) and her talent agency United Talent Agency (UTA). In addition, Northwestern Memorial Hospital and Meeting Achievements produce our continuing medical education courses. Dr. Berman has a representation agreement with ICM whereby ICM is entitled to 15% of all publishing revenue secured by ICM. Dr. Berman does not have a written agreement with UTA, but UTA generally receives 10% of Dr. Berman's entertainment income from work secured by UTA. We generally enter into agreements with Meeting Achievements for each of the continuing education courses that we hold. Meeting Achievements generally receives a fee per continuing medical education conference that we hold in addition to 10% of hotel occupancy rates paid by conference attendees to hotels, which are paid to Meeting Achievements by the hotels.

Other Corporate Relationships

Corporate interests have funded our research studies, underwritten publishing projects and paid for satellite media tours to announce research. A corporate interest is another corporation which has provided financial support to our research efforts or financed one or more media projects, including advertisers. In the past, we have been able to turn corporate funded research into books and other publications, and we believe this has enhanced our reputation in the areas of menopause management and female sexual medicine.

Dr. Berman has developed relationships with several major drug companies and a variety of consumer product companies, including Bayer, Johnson & Johnson, Vivus, Quality Life Pharmaceutical, Pharmacia, Next Med, Eli Lily, Pfizer, Dechuttes Medical, Nastech, Inspire Pharmaceutical, Proctor & Gamble, C.B. Fleet, Summer's Eve, Drugstore.com, and Seasonale. These relationships include corporate funding for research and studies conducted by Dr. Berman and our company. For example, in fiscal year 2003, we received $75,000 from Proctor & Gamble to support the Sexual Satisfaction Research Survey. In fiscal year 2004, we received $100,000 from Summer's Eve (C.B. Fleet) to support research on the genital self-image study, $60,000 from Summer's Eve to support a study conducted on vibrators, $11,085 from Proctor & Gamble for participating in the study of the testosterone patch and $2,600 from Meredith Corporation for Dr. Berman's question-and-answer column in Lady's Home Journal. In fiscal 2005, we received $50,000 from Summer's Eve as advertising revenue supporting Dr. Berman’s radio show and $1,200 from Meredith Corporation for Dr. Berman's question-and-answer column in Lady's Home Journal. We received approximately $30,000 in royalty revenue from California Exotics/Eve’s Garden for products sold endorsed by Dr. Berman. We either receive payments directly from the companies for which we conduct research studies, or the companies pay Dr. Berman who subsequently endorses the payment to us. Our expenses related to conducting research and publishing related reports include paying fees to third parties for conducting surveys, if applicable, and the salary to our staff writer that assists in preparing such publications. Our writer’s annual salary is approximately $75,000.

Obtaining funding for future research projects is an ongoing goal of our management. Currently, we have a research project supported by Johnson & Johnson, the results of which are scheduled to be released in February 2006.

The Clinic Process

Dr. Laura Berman, who is not a physician, has been working as a sex educator and therapist for over fifteen years. After obtaining her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University, she went on to complete a training fellowship in Sexual Therapy with the Department of Psychiatry at New York University Medical Center.  During many years in full-time academic medicine and research, Dr. Berman had a range of unique opportunities to explore and develop a multi-disciplinary plan for treating sexual dysfunction in women. Our clinical model is a culmination of the past five years of Dr. Berman's work and is an expression of what she has learned and believes is the ideal method of treating female sexual dysfunction. An initial examination of each new patient delivers a complete diagnosis from up to five different clinicians utilizing therapeutic techniques and the latest medical devices. Our clinic is housed in a beautiful, spa-like environment and is designed to be comfortable and inviting.

For each patient visiting the clinic, we attempt to provide an experience that differs from a typical doctor's visit. Upon entering the clinic, the patient is directed to the waiting room or our resource library, whichever she prefers. Our resource library consists of computer resources, books and videos, handpicked by Dr. Berman, on all aspects of women's emotional, relationship and sexual health. While in the waiting room or resource library, our patients complete questionnaires, which are sent home to each patient prior to her visit. The questionnaires cover demographics, but are also part of the assessment for psychological factors impacting on sexual function--a depression inventory, a general stress scale, a sexual function scale, a relationship satisfaction scale, a body-image scale, and a genital self-image scale. The therapist reviews the questionnaires before interviewing the patient and is able to focus on and explore any possible issues during the evaluation.

Psychosexual Evaluation

Every new patient who comes to the clinic undergoes a Psychosexual Evaluation with a trained sex therapist. A psychosexual evaluation includes the completion of a detailed questionnaire, review and analysis of the questionnaire by a sex therapist, a discussion between the patient (and often the patient's partner) and the therapist, followed by an evaluation by the therapist. First, upon reviewing the patient's questionnaires, the therapist meets with the patient to get a sense of the scope and duration of the problems the patient has been having, how symptoms started, how she is managing the symptoms individually and how her relationships have been impacted. The therapist elicits information from the patient regarding her sexual history, which includes the patient's sexual development, sexual message received while growing up and history of any abuse or trauma. The goal of the evaluation is to help engage the patient in the process, by reviewing the goals of the treatment, what is entailed in the medical evaluation and testing, and plans for moving forward.

Whenever possible, women are encouraged to bring their partners to the initial evaluation. The participation of the partner is intended to get a sense of the couple's dynamics and the impact of the sexual issues on the relationship, and to educate the partner about the patient's symptoms, and validate the impact the sexual dysfunction is having on him and the relationship.

When the evaluation is finished, the therapist has gained a sense of what the goals of psychosexual treatment should be (e.g., individual therapy, couples therapy, group therapy, supportive therapy or some combination thereof) and reviews them with the patient. While the patient is preparing for the next step of her evaluation, the medical exam, the therapist confers with the medical professional and patient concierge about the salient psychosexual issues and what her treatment goals are for the patient and her partner. Our patient concierge has the duties of welcoming patients, coordinating the patient's schedule among clinicians, explaining test results to the patient, providing information regarding on-going treatment plans and performing other administrative tasks related to the patients' evaluations.

Medical Evaluation

Every new patient receives a medical evaluation to rule out physiological causes for her sexual function complaints. After the psychosexual history is completed, patients meet with the medical practitioners, which include physicians and nurse practitioners, for a medical and surgical history, which considers past surgeries, pelvic injuries, medical conditions, and medications which may be negatively impacting on the patient's sexual function. A simple physical is performed including heart, lungs, ENT, breast exam, thyroid, and a brief genital exam to check for vulovaginal health, prolapse and evaluate Kegel muscle strength. Blood pressure is taken and the patient's blood is drawn for a homopanal panel, which measures thyroid function, free and total Testosterone, and lipids, SHBG, ALT (i.e., liver function), which are the primary hormonal components of sexual function in women.

For female sexual dysfunction patients, there are two additional testing instruments designed to assess the physical sexual response. Women who come to the clinic for menopause management do not undergo these exams. The first is a blood flow measurement, using a Duplex Doppler Ultrasound (or laser sonogram), to measure blood flow to the genitals and surrounding tissue. The findings enable the medical practitioner to identify any occlusions that may be blocking the blood flow to the genital area and to determine if overall blood flow is adequate for baseline sexual function. The second test determines sensory thresholds to identify any nerve sensory impairment in the genital area, with a specialized device designed for this purpose. The medical practitioner is able to immediately review the results with the patient. While the patient is changing, the medical practitioner briefs the patient concierge on her findings and recommendations, with the exception of hormone recommendations which await test results.

Menopause management patients are administered a second measure of hormone levels, known as a saliva test. While some physicians routinely perform blood tests only, saliva testing may be more precise since it offers a measure of bioavailable hormone levels, or the hormones that are not bound up in a woman's cells and therefore available for her body to use. Sexual function, in particular, depends on this. Patients are sent home with a saliva-test kit, which they are instructed to complete during the appropriate time in their cycle. The results are used in conjunction with blood test results to determine the best bio-identical hormone regimen, customized to the patient's individual needs. Women complete a second at-home saliva test six to eight weeks after beginning their prescribed hormone regimen to reassess levels. A follow-up visit with the nurse practitioner, either at the Berman Center or over the phone, checks in with the patient about hormone levels and any other symptom changes, modifying the prescription if necessary.

Once a patient has completed her psychosexual and medical evaluations, she meets with the patient concierge who discusses the current prescribed treatment plan. Treatment plans typically include ongoing individual, couples or group therapy as well as medical intervention, including medications, yoga and physical therapy. The patient concierge also provides tailored educational and sexual device/lubricant recommendations, depending on the woman's needs. If necessary, referrals are made for ongoing gynecological care, gynecological surgery, urologic ongoing care, and male sexual function evaluations. The patient is given the opportunity to have all of her questions answered and leaves with an individualized plan for addressing her sexual concerns.

The Treatments

Medical Treatment:

Medications:

Depending on the diagnosis, medications that may be used to treat women include bio-identical hormones, vasodilators (like Viagra and others which enhance blood flow and therefore lubrication and sensation in women), Selective Serotonin Reuptake Inhibitors, or SSRIs, Selective Norepinepherin Reuptake Inhibitors, or SNRIs, sensation enhancing creams and gels, and lubricants. SSRIs and SNRIs are both anti-depressant medications.

Fitness:

Assessment and exercises for pelvic floor strength, as well as relaxation and stress management techniques. Our fitness expert will lead a series of classes focused on relaxation and flexibility, weight training for muscle maintenance, and exercises for pelvic floor restoration and strengthening.

Nutrition:

Review of overall exercise regimen and brief food diary, tailored, gradual diet recommendations that hit key health points.

Psychological Treatment:

If it is determined during the evaluation that the patient is suffering from an emotional issue (e.g., depression, anxiety, phobias) or has a history of sexual, emotional or physical abuse or trauma, she will undergo individual therapy on an ongoing basis with a trained psychotherapist. This may include general individual therapy, sex therapy or some combination of the two. General therapy is used when the patient is struggling with depression or anxiety or when a past history or trauma issue outside the relationship needs to be addressed. Sex therapy is used in combination with general therapy in cases of sexual abuse or trauma, and alone in cases of women who need education, guidance, or resolution of inhibitions that negatively impact on their sexual function. Sex therapy is all talk therapy, but behavioral in nature in that the emotional resistance to sexual activity is addressed and the patient is given homework assignments specific to her sexual complaints and psychological issues. The duration of therapy can range from several months to several years, depending on the nature of the issues being treated. Individual therapy will often be combined with couples therapy.

Couples Therapy:

If it is determined during the evaluation that there are some couples issues contributing to the sexual function complaint (e.g., hostility, lack of communication, an emotional division as a result of struggling with medically induced sexual problems), the patient will undergo couples therapy with her partner. This may include general couples therapy, couples sex therapy, or some combination of the two. General couples therapy would address communication styles, conflict resolution, or crisis intervention where the couple is about to separate or is going through a crisis like an affair or serious illness. Couples sex therapy is typically combined with general couples therapy and consists of talk therapy where education and guidance are provided. Resistances to sexual activity are addressed and homework is given to the couple to enhance sexual receptivity, openness, communication and response. The duration of therapy can range from several months to several years, depending on the nature and magnitude of the issues being treated.

Group Therapies and Programs:

Group therapies are very effective treatment and allow for billing up to twelve patients while utilizing just one therapist. In addition to four private talk therapy rooms, the clinic has two large group therapy rooms, a yoga room and a conference room, all of which can accommodate large patient groups in therapy. Group therapy models generally build a sense of community with our patients. Studies on the effectiveness of group therapy have demonstrated a positive effect on women's ability to cope with a medical condition, knowledge about that condition, stress levels associated with that condition, family functioning, quality of life, emotional growth, and even longevity.

Research and Clinical Trials

Our clinic has conducted research aimed at advancing the science of female sexuality and sexual dysfunction. In the past, we have generated revenue through research funding, which accounted for 15% of our revenue for the year ended December 31, 2004. We either receive payments directly from the companies for which we conduct research studies, or the companies pay Dr. Berman who subsequently endorses the payment to us. Our expenses related to conducting research and publishing related reports include paying fees to third parties for conducting surveys, if applicable, and the salary to our staff writer that assists in preparing such publications. Our writer’s annual salary is approximately $75,000. We have not generated any revenue through research funding for the year ended December 31, 2005. Currently, we have a research project supported by Johnson & Johnson, the results of which are scheduled to be released in February 2006.

In addition, Dr. Berman was one of the lead principle investigators in the first multi-center clinical trial, which found Viagra to be effective in women with arousal disorder. She consulted with Pfizer to design the protocol, and also spearheaded the team to train the sex therapists to carry out the eligibility screening at over twenty different sites. The findings of the study, published in the Journal of Sex and Marital Therapy, reported a statistically significant improvement in arousal, lubrication, sexual satisfaction and ease and facility for reaching orgasm with Viagra as compared to placebo. We believe that the research studies add credence to Dr. Berman's professional reputation within the medical community and generate media exposure. Interesting findings from the studies are often tapped for television and radio appearances, as well as assorted newspaper and magazine features, with credit to Dr. Berman and/or our company.

It should be noted that our areas of research are driven by our view of patient needs and our research is conducted through scientific methods. We do not permit the commercial aspect of the financing and promotion of the research to compromise the integrity or accuracy of the results of our studies. All funding for research that we have received in the past has been received in the form of an unrestricted educational grant, the terms of which are intended to detach the payment for financing the research from the research's outcome. For example, both Drug Store.com and CB Fleet have financed research at the Berman Center in the past, and neither company was given control over the questions that were asked nor were they party to asking any of the questions or the reporting of the results. Nevertheless, the appearance of conflicts of interests may arise due to commercial relationships existing between us and those entities which finance our research, continuing medical education courses or which may become or have products which become the topic of some of Dr. Berman's editorial content through radio, newspapers, magazines or television. With respect to Dr. Berman's radio show, the disclosure of any commercial relationships and their nature is made on the air during her radio show and are regulated by the Federal Communication Commission. In addition, all research that has been carried out at the clinic, both clinical trials and general research, was approved by a centralized institutional review board (IRB) office for the protection of human subjects. The term “centralized institutional review board” refers to the review board of Essex Institutional Review Board Inc., an independent organization located in Lebanon, New Jersey. The Institutional Review Board determines whether research proposals meet the review board's requirements for safety and ethical standards for conducting clinical research on human subjects. Use of a centralized IRB to review and approve all research ensures its legitimacy and provides outside supervision of adherence to ethical guidelines.

Growth Strategies and Marketing

With respect to growth inside an individual market or city, we plan to move beyond one large downtown center and open satellite centers in various cities and suburbs. The plan is to have talk therapy and physical therapy comprise the bulk of the revenue at the satellites. We have opened our first satellite in Naperville, a western suburb of Chicago, Illinois. Other major cities are also under consideration for satellite locations such as New York, Milwaukee and San Francisco. International locations in Europe and Asia will be considered for years three and four of the roll-out strategy.

We have conducted and expect to continue to conduct marketing efforts to promote the sale of our services and products, but there is no guarantee that our marketing efforts will be effective or raise the awareness of our products and services. Our marketing efforts include paid magazine and radio advertisements. We also engage in promotional activities such as Dr. Berman’s authoring books and articles placed in magazines and newspapers. Dr. Berman has also made special appearances on television shows. Dr. Berman also hosts a weekly radio show for which we pay approximately $3,000 per month to the radio station for airtime and studio fees. We do not generate revenue for Dr. Berman’s hosting of the radio show, but we believe that the show provides an opportunity for media exposure for Dr. Berman and our company. Since July 2005, we have one staff member, who’s annual salary is approximately $55,000, that manages the public relations, marketing and promotional activities of Dr. Berman and our company. We do not have any agreement with a third party for public relations services. We are still determining the appropriate amount to expend on marketing and have spent approximately $278,479 for advertising and promotional activities during the year ended December 31, 2005. We are using a portion of the net proceeds received from our recent private placement transaction that took place in June 2005 for such marketing efforts. We have increased marketing expenditures in the past, but have not experienced a significant increase in patient flow for our clinical services. We expect to continue our advertising and promotional activities, however, at a reduced level, and our future marketing expenditures will depend on the financial condition of our company, our management’s perception of the effectiveness of our marketing efforts and market conditions. Market demand, if any, for our products and services may also diminish as a result of our reduced level of marketing and promotional activities.

Competition

Illinois

1. Loyola University Sexual Dysfunction Center, Chicago, IL
This program is organized under the direction of Loyola's Department of Psychiatry and Behavioral Neurosciences and is directed by Dr. Domeena Renshaw, a sex therapist. Married couples and individuals with sexual problems are provided seven weeks of counseling, while single patients may receive individual therapy or instead attend a six week all female or all male counseling group. Patients are typically seen by a group of trainees who are under supervision by Dr. Renshaw and her staff. We do not believe the short term therapy model allows for treating couples or individuals with significant emotional or relationship issues.

2. The Family Institute, Northwestern University, Evanston, IL
The Midwest's largest center devoted to couples and family therapy, the professional staff is comprised of approximately 30 therapists plus support staff. Approximately Thirteen of those therapists specialize in couples therapy, one, Bill Pinsoff, the president of the Institute, has a specialty in sex therapy. The rest of the staff specializes in anxiety disorders, family relationships, adolescents, eating disorders, etc. The center reports that they see more than 2,400 families, couples or individuals each year. While this program is well established and offers comprehensive psychological services, they only report one therapist who has a clinical interest in sex therapy.

3. Other Sex Therapists in the Chicago area (sex therapy only)
Richard Carroll, PhD, Northwestern Memorial Hospital, Department of Psychiatry
Shirley Barron, PhD, University of Chicago Hospital, Department of Psychiatry
Karen Donhey, PhD, private practice, Chicago

Other States

1. Institute for Sexual Medicine, Boston Medical Center, Boston, MA
Perhaps the largest facility in the field today, the Institute for Sexual Medicine is a combination research and treatment facility. A five million dollar grant from Bayer Corporation to fund basic science primarily in the realm of erectile dysfunction helped to create the laboratory for sexual medicine research at the Institute. Located within the Boston Medical Center, the institute is currently staffed with approximately thirteen employees including two doctors, one sex therapist, one nurse, one ultrasound tech, two secretaries and one center coordinator; the lab is staffed with one director, one assistant director, two technicians and one administrator. The Institute is run by Dr. Munarriz. Dr. Berman founded the Women's Sexual Health Clinic at Boston Medical Center, in 1998, which was folded into the Institute after her departure. The Institute has had successes in the realm of male sexual dysfunction. The program is designed to service male sexual problems primarily.

2. The Sexual Medicine Program, Department of Urology, Well Medical College of Cornell University, New York Presbyterian Hospital, New York, NY
This program is headed by Dr. John Mulhall, an urologist. The program has been primarily focused on male sexual dysfunction, since that is Dr. Mulhall's area of expertise. He also runs the Sexual Medicine Research Laboratory, which carries out basic science research, primarily focused in male sexual dysfunction. Beyond two support staff (including a clinical trial coordinator and a practice manager), Dr. Michael Perelman is the sex therapist affiliated with the Sexual Medicine Program. He is reported to be the Co-Director of the Human Sexuality Program, Payne Whitney Clinic of the New York Presbyterian Hospital.

3. New York Institute of Human Sexuality, Columbia University, Department of Urology, New York, NY
The institute includes two Centers: the New York Center for Men's Sexual Health and the New York Center for Women's Sexual Health. The Women's Sexual Health program is run by Dr. Ridwan Shapsigh, a male urologist and Dr. Hilda Hutcherson, a female OBGYN. They consult with a team of sex therapists to whom they refer patients. While there is no sex therapist on staff, they do employ a director of research, nurse, clinical research coordinator and medical assistant. The primary ongoing medical evaluation and treatment they do is hormonal management.

4. Department of Psychiatry and Behavioral Sciences Reproductive and Sexual Medicine Clinic, University of Washington School of Medicine, Seattle, WA
This program is run by Dr. Julia Heiman, a sex therapist, and a team of trainees. She refers patients to outside medical experts when needed. The clinic is mostly focused on training researchers and therapists in treating different kinds of individual and couples sexual challenges. They see both male and female patients. While they collaborate with other medical departments, we do not believe the program provides ongoing medical evaluation or treatment.

5. Center for Sexual and Marital Health, Robert Wood Johnson University Medical Group, Piscataway, NJ
This program is run by Dr. Sandra Leiblum, a sex therapist. She provides ongoing couples and individual treatment for men and women. Patients may be seen in a variety of treatment formats, including individual, couple, and group sessions. Workshop programs are offered at times to enhance and extend individual therapy. Referrals are made to medical professionals for medical evaluation and treatment when deemed necessary. This program is primarily focused on training for therapists and researchers.

6. Program in Human Sexuality, Department of Family Practice and Community Health, University of Minnesota Medical School, Minneapolis, MN
This program, directed by Dr. Eli Coleman, sex therapist, is run by a team sex therapy supervisors and trainees under his supervision. The program is focused on post-doctoral training and provides ongoing sex therapy for a range of male and female disorders from cross-dressing to HIV.

7. Kinsey Institute Sexual Health Clinic, Indiana University Health Center, Bloomington, IN
This program is run by Dr. John Bancroft, a sex therapist. The institute provides sex therapy to individuals and couples. Some medical evaluation and treatment is carried out on male patients with erectile dysfunction, but we do not believe it is available for female patients.

8. Connecticut Surgical Group, Hartford, CT
This program is run by a nurse practitioner. The only other reported employee is a female ultrasound technician. The Group also refers to a consulting sex therapist when needed. The program is folded into a general Urology Clinic with no dedicated space for sexual health services. The Group does offer medical/psychological evaluations for women with sexual problems and some ongoing medical treatment.

Legal Environment and Our Relationship with Physicians

The health care industry is subject to extensive regulation by the federal and state governments. The federal government regulates providers of health care goods and services primarily through the administration of the Medicare and Medicaid programs. The Medicaid program is primarily administered by the states in accordance with federal requirements. The services offered at our clinic are generally not subject to the regulatory requirements of the Medicare and Medicaid programs for three reasons. First, the clinic generally does not treat Medicare and Medicaid beneficiaries. Second, if it were to treat Medicare and Medicaid beneficiaries, the beneficiary would be advised in advance that the services are non-covered. Third, the clinic and its physicians do not bill or collect from Medicare or Medicaid for services rendered to our patients. Thus, the Medicare and Medicaid Anti-Kickback Amendments to the Social Security Act (the “Anti-kickback Statute”) and the federal prohibition against patient self-referral commonly referred to as the “Stark Law” are largely inapplicable to the business operations of the clinic. Nonetheless, the clinic could be implicated in an allegation of a violation of either the Anti-kickback Statute or the Stark Law.

We structure our arrangements with physicians to be in compliance with these federal and state health care laws and regulations. We do not currently employ any physicians. We have entered into arrangements in which the physicians practice within our clinic but conduct their practices independently through a separate professional service entity. Dr. Brian Locker, who practices at our offices, currently provides medical services to clinic patients. Dr. Locker serves as Chief of Staff and is compensated by his own medical company, FSM Associates, LLC. Dr. Locker supervises the clinic’s nurse practitioners, each of whom is authorized by licensure law to prescribe medications in the State of Illinois. We do not currently have a written agreement with Dr. Locker or FSM Associates, LLC. We bill patients for Dr. Locker’s services and his LLC bills us for his services. Because neither the services provided by clinic employees nor the services of the independent physicians are billed to the Medicare or Medicaid programs, and the clinic generally does not provide designated health services, as that term is defined in the Stark Law, services rendered at the clinic generally do not fall within the scope of the Stark Law. We believe our current business plan is in compliance with applicable federal and state health care laws and regulations. However, in the event of a change in federal or state law or regulation, or in the event of a new interpretation or guidance of an applicable federal or state health care law or regulation, we intend to restructure as necessary to maintain compliance in a manner consistent with our overall business model.

Technology

Technology plays a significant role in the operations and finances of the business. We have created an internet presence, including a website complete with on-line scheduling capabilities, credit card payment abilities and important health information for women. A patient is able to log onto our website (www.bermancenter.com) and schedule her appointment on-the-spot. We believe it is important for a patient to be able to schedule in privacy and not have to speak to anyone if she chooses. At the moment, only initial assessments and Bio Identical HT appointments can be scheduled on-line. Please note that the references to our websites in this report are textual references only. We do not incorporate the information on our website into this report, and you should not consider any information on, or that can be accessed through, our Web site as part of this prospectus.

The clinic is equipped with a practice-management software package that has full capabilities for patient scheduling, patient registration and physician documentation, along with statistical data for clinical research. Other technology features include on-line scheduling via our website, a complete network and audio and visual components for training and therapeutic sessions. Scanning of doctors' written notes incorporates the notes into the electronic files.

Access to computers is a key component of the clinic. Every group room and the yoga room is equipped with a drop-down screen connected to our computer network so that presentations and videos can be shown as part of the group sessions or for other kinds of presentations. Each exam and treatment room has a computer in it, networked to our system, so that specialists can have easy access to patient files, notes and scheduling. A computer is also housed in our Resource Library so that patients can have access to the internet and utilize the computer for research purposes.

While the group rooms and yoga room all have their own stereo systems, the common areas and hallways are equipped with speakers so that soothing music can be heard throughout the center from a central stereo.

Dr. Berman already has had several online venues for content including www.NEWSHE.com, Discovery Health Channel website at www.discovery.com/health, The Oprah Winfrey Show web site www.oprah.com, www.suntimes.com, www.abcnews/gma.com, www.lifetimetv.com and www.drugstore.com.

Intellectual Property

Dr. Berman's current and past media projects including books, television, and radio are all owned by us through a multi-year employment agreement with Dr. Berman. Under the employment agreement, Dr. Berman has agreed to contribute the proceeds from all intellectual property to us, other than proceeds derived from honorarium fees and speaking engagements.

Berman Center Intimate Accessories Line products manufactured by California Exotics have not been patented nor are they patentable in management's opinion.

Employees and Labor Relations

At December 31, 2005, we had 12 full-time employees. Our full-time employees included our Chief Executive Officer, President, Chief Financial Officer, Vice President/Corporate Secretary, Public Relations employee and a Senior Accountant. Employees in our clinical services included one nurse practitioner, who, among other things, reviews the medical and sexual history with patients, performs the medical exam and testing, does assessment, diagnosis and prescribes and implements treatment. We also have two talk therapists who perform patient intake, and conducts individual talk therapy and couples counseling. We have a patient concierge who, among other things, welcomes the patient, coordinates the patient's schedule among clinicians, explains test results to the patient, provides information regarding on-going treatment plans and performs other administrative tasks related to the patients. We employ a medical assistant who checks vitals, draws blood, assists with the medical exam and testing and maintains the medical supply inventory. We employ an author who assists Dr. Berman with writing articles and books.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this prospectus. With respect to this discussion, the terms “Berman Center,”  “Company”, "we," "us," and "our" refer to the registrant, Berman Center, Inc., and our wholly owned subsidiary, Berman Health and Media, Inc.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. As of December 31, 2005, we had an accumulated deficit of $4,665,413. Our losses for the years ended December 31, 2005 and 2004 were $2,421,768 and $1,919,829, respectively. Revenue from clinic operations, our primary source of revenue, for year ended ,December 31, 2005 decreased by $136,611 as compared to the year ended December 31, 2004, from $664,201 to $527,590. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes.

We currently lose approximately $200,000 per month; and, there is no guarantee that our losses will decrease or become zero. Although we expect to generate positive net income and cash flow, we plan to reduce expenses should our future revenue not materialize as expected. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, we will continue to operate at a loss and may not be able to achieve or maintain profitability.

We will need to raise additional funds in the future to continue our operations and these funds may not be available on acceptable terms or at all.

We conducted a private placement of equity in June 2005 for gross proceeds of $3.1 million and approximately $2.3 million in net proceeds. As a result of this private placement, we believe we have sufficient funds to support our operations until next quarter. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations, however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern and expand our business. Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2005 relative to our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2006 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

Our historical financial information does not reflect our current primary business strategy for achieving revenue growth.

We began our current operations in the female sexual health business in January 2003, but we did not open our clinic business until February 16, 2004. Historically, we have derived the substantial majority of our revenues from clinic patients. In fiscal year 2003, our clinic business was not yet opened, and 100% of our revenue was derived from grant revenue for research. In fiscal year 2004, 59.6% of our revenue was derived from clinic patients, 25.0% from conferences and seminars hosted by us, and 15.4% from grant revenue for research and studies. For the year ended December 31, 2005, 65.3% of our revenue was derived from clinic patients, 23.3% came from conferences and seminars, 7.7% came from media activities (which consisted of 6% from radio advertising and 0.3% from publishing), and 3.7% came from royalties on licensed products. All of our revenue from radio advertising for 2005 was received from a single advertiser, and we do not currently have any sponsors for radio advertising. We anticipate that media and product revenue from licensing our products and services that we plan to develop will constitute an increasing portion of our revenues. For example, we have recently entered into the television production business. We entered into an agreement with View Film Productions to furnish Dr. Laura Berman as the artist for a television series to be produced by View Film for the Showtime Network. View Film entered into an agreement with Showtime pursuant to which Showtime has picked up the series and will turn it into a nine-episode series projected to premier in June of 2006. Showtime will provide a production budget of approximately $375,000 per episode, and pursuant to our agreement with View Film, we are entitled to 10% of such production budgets. Because our media and product revenue is expected to constitute a larger portion of our revenues going forward, historical financial information should not be construed as the basis from which to judge our future operations.

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

We are a delinquent filer under Section 12(g) of the Securities Exchange Act of 1934, as amended, due to our failure to file periodic reports required under Section 12(g) and, as a result, we could be subject to corrective action at the discretion of the Securities and Exchange Commission, including civil penalties, deregistration of our securities, suspension of trading of our securities and enforcement actions to comply with Section 12. In addition, our failure to file our periodic reports may hinder our ability obtain an exchange listing for our securities.

We ceased active operations after we filed for bankruptcy in December 1997. In connection with the bankruptcy and cessation of active operations, we failed to file with the Securities and Exchange Commission a Form 15 notice of termination of registration of our securities under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, our obligations to file periodic reports under the Exchange Act continued after our bankruptcy and cessation of active operations. We did not file the required periodic reports from December 16, 1996 through June 16, 2005, which is the date that we participated in a reverse merger with a private company, Berman Health and Media, Inc., and began our current operations.

As a result of our failure to file either a Form 15 or periodic reports from December 16, 1996 through June 16, 2005, we are considered to be a delinquent filer under the Exchange Act. As a delinquent filer, we could be subject to civil penalties under the Exchange Act for the delinquent filings. In addition, the Securities and Exchange Commission has the ability to suspend the trading of our securities, issue an administrative order deregistering our security, and issue an enforcement order to comply with Section 12 of the Exchange Act. Furthermore, we will not be eligible to use Form S-3, if we otherwise qualified to use it, for the registration of securities until we timely meet (and continue to meet) our filing requirements under the Exchange Act for a period of twelve months. Nor will our shareholders be able to utilize Rules 144 or 145 promulgated under the Securities Act of 1933, as amended, for the resale of restricted securities, if they otherwise qualified to use such rules, because we have not met the “adequate current public information” requirement contained in Rule 144(c) promulgated under the Securities Act of 1933, as amended, until we timely meet (and continue to meet) our filing requirements under the Exchange Act for a period of twelve months. In addition, if we were to seek an exchange listing, the fact that we are a delinquent filer would be viewed negatively in the listing process and could hinder or prevent our ability to obtain an exchange listing.

The market for clinical sexual function products and services, packaged together for women, is at an early stage and if market demand does not develop, we may not achieve or sustain revenue growth.

The market for clinical sexual function services and products, packaged together for women, is at an early stage. Our clinical services are intended to improve our patients’ quality of sexual life, health and relationships and include talk therapy, medicine, serum and saliva testing services, nutritional counseling and yoga classes. In addition to clinical services, we are engaged conducting medical education courses regarding female sexual health, and authoring books and licensing consumer products related to female sexual health. We also intend to become involved in the creation of a sexual health DVD series. Although each individual service that comprises our clinical services and each product that we provide or intend to provide is not new, our enterprise is engaging in an unproven packaging of clinical sexual function products and services for women. The confluence of each of these services to provide clinical sexual function products and services for women is a new market. Our business may not be accepted and may prove to be commercially unprofitable. Our target market of women unsatisfied with the quality of their sexual health and relationships may not be aware of our products and services.  Women may not be aware of psychological services and medical treatments for female sexual function complaints. Consumers are not accustomed to consuming our services; and, insurance companies are not accustomed to reimbursing clients for such services; consequently, our future growth may be hampered. We cannot accurately predict the growth of the market for these services, and if we are unable to develop demand for our products and services, we may not achieve or sustain revenue growth, which will have a material adverse affect on the price of our securities.

The timing and amount of royalties and product sales that we receive will depend on whether the products and services achieve widespread adoption, and, if so, the timing of that adoption. Even if our products and services are ultimately recognized and adopted, widespread adoption may take a long time to occur. We have conducted and expect to continue to conduct marketing efforts to promote the sale of our services and products, but there is no guarantee that our marketing efforts will be effective or raise the awareness of our products and services. Our marketing efforts include paid magazine and radio advertisements. We also engage in promotional activities such as Dr. Berman’s authoring books and articles placed in magazines and newspapers. Dr. Berman has also made special appearances on television shows. Dr. Berman also hosts a weekly radio show for which we pay approximately $3,000 per month to the radio station for airtime and studio fees. We do not generate revenue for Dr. Berman’s hosting of the radio show, , but we believe that the show provides an opportunity for media exposure for Dr. Berman and our company. Since July 2005, we have staff member, who’s annual salary is approximately $55,000, that manages the public relations, marketing and promotional activities of Dr. Berman and our company. We do not have any agreement with a third party for public relations services. We are still determining the appropriate amount to expend on marketing and have spent $278,479 for advertising and promotional activities during the year ended December 31, 2005. We are using a portion of the net proceeds received from our recent private placement transaction that took place in June 2005 for such marketing efforts. We have increased marketing expenditures in the past, but have not experienced a significant increase in patient flow for our clinical services. We expect to continue our advertising and promotional activities, however, at a reduced level, and our future marketing expenditures will depend on the financial condition of our company, our management’s perception of the effectiveness of our marketing efforts and market conditions. Market demand, if any, for our products and services may also diminish as a result of our reduced level of marketing and promotional activities. If our marketing efforts fail, and we are unable to increase sales of our products and services, our business, financial condition and results of operations may be adversely affected.

If we fail to protect and enforce our intellectual property rights, our ability to license our rights and to generate revenues would be impaired.

Our business depends in part on generating revenues by licensing our intellectual property and by selling products and services that incorporate our intellectual property rights. For example, we have developed concepts for the creation and production of a reality television series related to our business operations. We reserve the intellectual property rights (such as copyrights and trademarks) related to the preliminary outlines and final outlines for our television series. These outlines are original works and in order to maintain our intellectual property rights we must protect the outlines with proper confidentiality procedures when presented to different television networks to avoid having the idea or concept used without proper authorization. If we fail to protect our copyrights in the outlines for our television series, we may lose or damage our intellectual property rights and impair our ability to generate revenue from our television series. In addition, we may generate revenue that depends on authorship of books, articles, essays, manuals, scripts or other literary products, and we have created concepts for the creation and production of DVD material and other media products in which we have copyrights. If we fail to protect these rights, we may impair our ability to capitalize from these concepts and products.

We have taken steps to protect our intellectual property rights. We have obtained copyrights for Dr. Berman's published books and we intend to apply for trademark for the terms "Berman Center, Treating the Whole Women" and our company's logo. Domain names for the online business that we intend to conduct in the future have been reserved and we must continue to renew the domain names on an ongoing basis. If we fail to reserve or renew domain names used in our business, we may lose valuable domain names and may not be able to conduct our online business effectively. As a result, our ability to generate revenues may be negatively affected. In addition, we review the content of our books and other media in an attempt to guard against inadvertent infringement upon any intellectual property rights not owned by Dr. Berman or us. However, if we infringe upon the material copyrighted by another party, we may become subject to claims of copyright infringement, which may damage our reputation and possibly lead to litigation or some other type of loss.

We might be unable to recruit or retain necessary personnel, which could slow the development and deployment of our products and services.

Our future success and ability to sustain our revenue growth depend upon the continued service of our executive officers, and other key personnel and upon hiring additional key personnel and staff for the clinic. For example, individuals that are qualified to work as nurse practitioners in the female clinical sexual function products and services industry is limited and as a result competition may be high in recruiting such personnel. In addition, we may experience difficulties in recruiting and obtaining qualified personnel in light of our past layoffs. For example, beginning in the third quarter of 2004, our staff was reduced by nine employees through layoffs and attrition. In 2005, after hiring eleven additional employees, our staff was later reduced by nine employees through layoffs and attrition. Potential recruits may be discouraged by the fear of future layoffs and opt not to consider or accept employment with our company. If we are unable to recruit and sustain necessary personnel, the development and deployment of our products and services would be hindered, and, as a result, our results of operation would be materially affected. We also are in the process of opening a new clinic in Naperville, a suburb of Chicago, Illinois. In connection with the new clinic office, we must recruit additional nurse practitioners and other employees, and if we are unable to recruit and sustain necessary personnel, the new clinic will not be able to operate effectively.

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

We are exposed to claims that our products, in particular for the Berman Center Intimate Accessories Collection, have flaws or other defects that have caused personal or other injury, although we have not experienced any product liability claims to date. Berman Center Intimate Accessories Collection is our new line of products that went on sale in the beginning of September 2005. The Collection is a line of 12 Kegel exercises and sexual aid devices designed by Dr. Berman and manufactured and distributed by California Exotics Novelties, LLC in Chino, California. Twelve more products are scheduled for release in 2006 and again each year for three more years. Pursuant to our agreement, California Exotics, as licensee, must maintain product liability insurance in an amount not less than $3,000,000; and, the insurance policy names our company, officers, directors, agents, and employees as insured parties at the sole expense of California Exotics. We do not carry insurance coverage for product liability claims. Although we seek to limit our exposure to product liability claims by California Exotic's liability insurance, if products sold by us or by our licensees cause personal injury, financial loss or other injury to our or our licensees' customers, the customers, or our licensees, may seek damages or other recovery from us. These claims would be time-consuming and expensive to defend, distract management and could result in substantial damages against us. If product liability claims against us are successful and exceed the insurance coverage provided by the policy purchased by California Exotics, or if coverage is denied by the insurance provider, we would be exposed to losses resulting from paying any uncovered claims. In addition, the assertion of these claims, even if unsuccessful, could damage our reputation or that of our licensees or their products, and, as a result, could damage our reputation and the market for our products and services and harm our business, financial condition and results of operations.

We may become involved in costly and time-consuming litigation over a violation of federal or state health care laws or medical malpractice.

The health care industry is subject to extensive regulation by the federal and state governments. The federal government regulates providers of health care goods and services primarily through the administration of the Medicare and Medicaid programs. The Medicaid program is primarily administered by the states in accordance with federal requirements. The services offered at our clinic are generally not subject to the regulatory requirements of the Medicare and Medicaid programs for three reasons. First, the clinic generally does not treat Medicare and Medicaid beneficiaries. Second, if it were to treat Medicare and Medicaid beneficiaries, the beneficiary would be advised in advance that the services are non-covered. Third, the clinic and its physicians do not bill or collect from Medicare or Medicaid for services rendered to their patients. Thus, the Medicare and Medicaid Anti-Kickback Amendments to the Social Security Act (the “Anti-kickback Statute”) and the federal prohibition against patient self-referral commonly referred to as the “Stark Law” are largely inapplicable to the business operations of the clinic. Nonetheless, the clinic could be implicated in an allegation of a violation of either the Anti-kickback Statute or the Stark Law.

The independent physicians who render services at the clinic may be subject to the Stark Law in the event a physician makes referrals of clinic patients to entities with which the physician has a financial relationship. The Stark Law prohibits physicians from billing the Medicare or Medicaid program for a "designated health service", as that term is defined in the Stark Law, rendered by an entity with which the physician has an impermissible financial relationship. A financial relationship includes either an ownership interest or a compensation arrangement. Penalties for violating the Stark Law include denial of payment for the service, fines, and civil monetary penalties. An intentional violation of the Stark Law may constitute a false claim and subject the physician to further criminal and civil liability under the federal False Claims Act. In the event an independent physician who renders services at the clinic fails to comply with the Stark Law with respect to services rendered at the clinic or elsewhere, the clinic may become involved in an investigation and may be required to defend itself.

State laws that regulate physicians’ practices may also restrict the types of relationships between physicians and non-physicians. A more detailed description of regulations set forth by the Illinois Professional Standards Board can be found below. These laws are generally intended to preserve the independent practice of medicine and prevent non-physicians from unduly influencing the independent medical judgment of physicians in the care and treatment of patients.

We seek to structure our arrangements with physicians to be in compliance with the Stark Law, the Anti-kickback Statute, and similar state laws, to the extent they are applicable. We seek to keep current on developments concerning their application by various means, including consultation with legal counsel when necessary. However, we are unable to predict how these laws will be applied in the future, and the arrangements into which we enter may become subject to scrutiny. We have entered into independent contractor arrangements in which physicians providing medical services to our mutual patients in the clinic conduct their practice through a separate professional service entity. The physicians conduct their practices in separate limited liability companies, or LLCs, which enter into management and lease agreements with us. The LLCs employ or engage the physicians that provide medical services to our patients. We bill our mutual patients for medical services provided by the LLC’s physicians, if any, and the services provided by our clinicians. We reimburse the LLC for the medical services that were provided to our mutual patients. We currently have one arrangement with a physician, Dr. Brian Locker, who provides medical services to our patients through a separate entity, FSM Associates, LLC. This arrangement is intended to comply with applicable federal and state laws, to the extent that they may be deemed to apply. However, if any of our arrangements are deemed to violate any of such laws, we may become subject to administrative proceedings, litigation and/or fines and penalties, which could have a material impact on our business and results of operations.

Though we are not directly engaged in the practice of medicine, we provide clinical and therapeutic services and offer the services of independent physicians. We could be named in a professional liability or medical malpractice action that arises from services rendered at the clinic either by an employee or by an independent physician. We periodically evaluate our need for and have obtained policies of insurance to cover claims that may arise. However, there is no assurance that the insurance that we have obtained will cover all claims, or that a claim will not exceed applicable limits of coverage. A non-covered claim or a claim that exceeds applicable limits of coverage could have a material impact on our business and results of operations.

The Illinois Professional Standards Board requires arms-length relationships between physicians, practices and corporations, and there is a risk that the relationships between our physicians and us will be deemed improper by the Standards Board, resulting in penalties and fines.

We are subject to regulations set forth by the Illinois Professional Standards Board that require us to maintain professionally appropriate relationships with physicians that provide medical services to our mutual patients. Our company is not licensed to practice medicine, but our relationships with physicians may be subject to review by the licensing boards in the State of Illinois. Our arrangements with the entities that employ physicians are intended to respect the independent medical practice of physicians and their duty to exercise independent medical judgment in the care and treatment of their patients. Although we believe our relationships with the LLCs and physicians are in compliance with the regulations set forth by the Illinois Professional Standards Board, there is a risk that our relationships will be reviewed and could be found to be in violation of the regulations. If we and our arrangements were found to be in violation of the applicable licensure regulations, we could be required to incur legal expenses, penalties or fines and be forced to restructure the operation of the medical portion of our business, each of which, individually and in the aggregate, could have a material effect on our business and results of operations.

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

Our company and our officers, directors and employees have limited experience in marketing, licensing and selling the products and services offered by our clinic, have limited experience in obtaining radio sponsors, have no experience in the online personals industry and may not be able to operate the business effectively.

Our company and our officers, directors and employees have limited experience in marketing, licensing and selling the products and services offered by our clinic, in operating and managing the clinic and in developing products and services related to female sexual health. For example, Dr. Berman began to host a radio show in 2004. We did not generate any revenue from radio advertising for the year ended December 31, 2004 and we generated $50,000 from radio advertising for the year ended December 31, 2005, all of which we received from a single advertiser in the first quarter of 2005. Dr. Berman is not paid for hosting the radio show, we pay a fee to the radio station to conduct the radio show and we currently do not have any sponsors or advertising revenue from the radio show. There is no guarantee that we will be able to generate any advertising revenue in connection with Dr. Berman’s radio show in the future. In addition, we intend to enter into the online personals industry, which is a substantial departure from our current business of offering product development and services related to female sexual health. Our company and our officers, directors and employees have no experience in developing, producing, pricing, marketing, selling or distributing online personals products and services and we will rely on our ability to employ persons that have such experience to carry out our business strategy with respect to developing an online personals site and the other areas of our business. Because of our inexperience in these areas, we may not be effective in achieving success that may otherwise be attainable by more experience, and, as a result, we may not be able to operate our business effectively and our results of operation would suffer.

If we and our production companies are not able to obtain and maintain a sufficient audience for our television show, and if adverse trends develop in the television production business generally, our television production business could fail.

We have recently entered into the television production business, which is subject to a number of uncertainties. We, in conjunction with the Gantz Brothers' View Film Productions, produced a pilot financed by ShowTime Networks Inc., which has decided to pick up the series and turn it into nine episodes projected to premier in June of 2006. The show is expected to be entitled “Sexual Healing,” and each episode tracks three couples' progress through intensive couples therapy at the Berman Center over a one-week period. We are entitled to a 10% payment of the production budgets, which are approximately $375,000 per episode. However, television production is a speculative business because revenues and income derived from television depend primarily on the continued acceptance of that programming from the public, which is difficult to predict. Factors that affect our television production revenues and income, many of which are out of our control, include but are not limited to:

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

In addition, we are also subject to Section 203 of the Delaware General Corporation Law that, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our Certificate of Incorporation and Bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control, even if such things would be in the best interests of our stockholders. In addition, the foregoing provisions may result in an entrenchment of management even if a change in management would be in the best interests of our company and stockholders.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock.

Substantial sales of our common stock in the public market, or the perception that such sales could occur, could result in the drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all, by introducing a large number of sellers to the market. From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of February 15, 2006, 1% of our issued and outstanding shares of common stock was 314,026 shares (excluding Escrow Shares). However, as a result of our failure to file either a Form 15 or periodic reports from December 16, 1996 through June 16, 2005, we are currently considered to be a delinquent filer under the Exchange Act. As a delinquent filer, our shareholders may not utilize Rules 144 for the resale of restricted securities because we have not met the “adequate current public information” requirement contained in Rule 144(c) until we timely meet our filing requirements under the Exchange Act for a period of twelve months. In addition, Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period.

Berman Health and Media, Inc. recently completed a private placement, whereby they granted the investors in the private placement certain registration rights with respect to the shares of common stock underlying their securities. Those securities were exchanged for securities in our company pursuant to a reverse merger in June 2005 and are included in the securities being offered in this prospectus. Hunter World Markets, Inc. may also, in its sole discretion, permit certain of our current stockholders who are subject to contractual lock-up agreements to sell shares prior to the expiration of their lock-up agreements, which expire one year from the filing of this registration statement. Upon the expiration of the lock up agreement, which will be on July 5, 2006, holders of an aggregate of 19,337,717 shares would be eligible to sell their shares pursuant to Rule 144, assuming we are current in our periodic filings and have been current for at least twelve months, and subject to volume and manner of sales limitations as set forth in Rule 144.

We cannot estimate the number of shares of common stock that may actually be resold in the public market because this will depend on the market price for our common stock, the individual circumstances of the sellers, whether we are have been current in our periodic filings for twelve months and other factors. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

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

To date, we have not declared or paid any cash dividends on our shares of common stock and currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our company at or above the price you paid for them.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices are located at 211 East Ontario, Suite 800, Chicago, Illinois 60611. The premises consist of 9,915 rentable square feet of space. Base rent is $23 per square foot in year one or $172,500 in the first year. The rent escalates at 3% per year, except in year 3 when extra square footage becomes chargeable. The term of the lease is for 10 ½ years ending August 2014. A $250,000 letter of credit was required as a security deposit for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At December 31, 2005 the cash deposit balance paid to the landlord, which serves as a security deposit for the lease, was $206,563.

We have also opened a new clinical office in Naperville, a suburb in Chicago, Illinois. The Naperville office consists of approximately 837 rentable square fee of space and base rent is $2,000 per month, subject to subsequent escalations. The term of the lease is nine months and terminates on May 31, 2006. The initial term may be extended to August 31, 2006, under the same terms and conditions, provided that the sublessor from which we rent the premises is able to negotiate an extension of the principal lease with the lessor.

All of our facilities are in good repair. We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the our security holders in the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted in the Pink Sheets under the symbol "BRMC." The following table sets forth the high and low bid prices for our common stock as reported by the Pink Sheets Electronic Quotation Service. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2005
	High	Low
4th Quarter	$2.00	$2.00
3rd Quarter	$3.75	$2.00
2nd Quarter	$2.10	$2.00
1st Quarter	$2.50*	$2.10*

	2004
	High	Low
1st Quarter	$.0007	$.0003
2nd Quarter	$.0007	$.0007
3rd Quarter	$.006	$.0007
4th Quarter	$.006	$.006

* After a 1 for 500 reverse split.

On February 15, 2006, there were approximately 67 holders of record of our common stock. On March 20, 2006, the closing bid price for our common stock in the Pink Sheets was $2.00 per share. No established trading market for our common stock has developed and management believes that the bid price of the shares may not accurately reflect the value of our company.

Dividend Policy

To our knowledge, we have never paid cash dividends on our common stock. We intend to keep future earnings if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements, including the related notes thereto, and other financial information included herein. The information in this report includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected for future periods.

Overview

We are a specialized health center for women focused on female sexual health and menopause management. Dr. Laura Berman, our President, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University.

Our principal source of revenue is from the clinical services that we provide out of our downtown Chicago clinic, comprising of approximately 10,000 square feet. Our clinical staff works to improve our patients’ quality of life, health and relationships. Clinical services include talk therapy performed by licensed clinical social workers, medicine, as practiced by physicians and nurse practitioners, serum and saliva testing services, nutritional counseling and yoga classes. We operate a hormonal management clinic, counseling center and sexual function testing center. Our hormone management clinic is a facility that can treat a variety of female hormone deficiency cases including menopausal symptom relief and sexual function improvement. Our sexual function testing center is a facility that measures hormone levels, nerve function and other sensory impairment issues, blood flow abnormalities in the genital region, and signs of emotional difficulty, relationships discord and past trauma and abuse. Our clinical staff currently includes one physician's assistant, one nurse practitioner and three talk therapists, all of whom work for us. We also offer medical services to our patients through a physician, Dr. Brian Locker, who practices at our offices. Dr. Locker acts as our Chief of Staff and is compensated through his own medical company, FSM Associates, LLC.

Clinical services accounted for 65% and 60% of our revenue for the years ended December 31, 2005 and 2004, respectively. The amount of our losses since we began our current operations in the female sexual health business in January 2003 through December 31, 2005 is $4,665,413. Revenue from clinic operations for the year ended December 31, 2005 decreased by $136,611 as compared to the year ended December 31, 2004, from $664,201 to $527,590. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. Management decreased the price for our clinic services in an attempt to improve patient flow.

We generate additional revenue from medical education courses. We hold continuing medical education courses, which accounted for 23% and 25% of our revenue for the years ended December 31, 2005 and 2004, respectively. We held our most recent medical education course on September 17 and 18, 2005, and we have scheduled our next medical courses to take place in April, June and September of 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. The revenue generated from our clinical services and medical education courses accounted for approximately 89% and 85% of our revenue for the years ended December 31, 2005 and 2004, respectively.

In addition to clinical services and medical education courses, we expect to generate revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. In connection with the book’s release, Dr. Berman received a final advance payment of $77,916, after deducting her literary agent’s commission, during January 2006; and, the payment has been paid to our company in accordance with Dr. Berman’s employment agreement. At December 31, 2005, there was a balance of $88,958 in deferred revenue related to amounts received previously to support the book. Dr. Berman’s book was released in January 2006 and the revenue from the book will be recognized at that time. In addition to the payment that we received in connection with The Passion Prescription, we have received a nominal royalty payment received in connection with one of the two books that Dr. Berman co-authored prior to the execution of her employment agreement. Costs that we incur in connection with book publishing primarily consist internal payroll expenses for our staff writer who assists Dr. Berman in authorship of a book. Our writer’s annual salary is approximately $75,000.

We have recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is expected to be entitled Sexual Healing, will track three couples' progress through intensive couples therapy at the Berman Center over a one-week period. The ShowTime Network picked up the series in September 2005 and intends to turn it into nine episodes projected to premier in June of 2006. We are entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budgets, which will be in the amount of approximately $375,000 per episode, are guaranteed by Showtime Network for the first season of the show. Showtime Network is not obligated to renew the show for a second season. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public, and if our Showtime series fails to secure a sufficient audience, our programming could be canceled and the revenues we generate and anticipate generating from television programming would decline. We received our first payment from our television production business in March 2006 in connection with the Showtime series.

We recently entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. In addition to subscription revenue, if any, the website will offer for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share of the revenue of the product line paid to California Exotics. For the year ended December 31, 2005, we received $28,453 in revenue from the commission on sales of the Berman Center Intimate Accessories line of products.

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

Revenue Recognition

Revenues are recognized when realized or realizable and earned. Patients at the clinic are required to pay on the day of their appointment (at the point of service). Patients are allowed to pay either with cash, check or credit card. Items for bad debt or returned or rejected credit cards are very minimal and are recorded as they occur. If the clinic changed its policy in the future and granted credit to its patients, a review of the current procedures would be necessary and allowances for bad debt write-offs would be warranted. Costs for these revenues primarily consist of outside lab fees and internal payroll expenses for clinical staff. These costs are recognized as they are incurred.

Revenue related to the hosting continuing medical education seminars for clinicians is recognized once the seminar has been conducted. Costs for these revenues primarily consist of hotel charges for the rooms and audio visual equipment as well as payments of honorariums to speakers at the seminar. Costs for these revenues are also recognized once the seminar has been conducted. Revenue related to the publishing of books is recognized when the book is released by the publisher. Costs for these revenues constitute primarily internal payroll expenses for a staff writer. These costs are recognized as they are incurred.

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

Radio and media revenue represents advertising revenue earned from sponsors who advertise on the Dr. Laura Berman Radio Show, royalties from products licensed by us and publishing of books. All of our revenue from radio advertising for the year ended December 31, 2005 was received from a single advertiser and was a single occurrence. Dr. Berman is not paid for hosting her radio show. The company earns revenue at times, from television appearances that are made by Dr. Berman. When such revenue is generated, we recognize the revenue when it is earned, the services are performed and collection is probable.

Results of Operations

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, any expected bad debts and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Comparison of the Year ended December 31, 2005 to the Year ended December 31, 2004

	Year ended December 31,
	2005	2004
Patient revenue	$527,590	$664,201
Seminar/Conference revenue	187,975	279,250
Research, studies and trials	—	172,186
Radio Advertising	50,000	—
Royalty revenue	30,020	—
Other	12,558	—
Total Revenue	$808,142	$1,115,637

Revenue from clinic operations for the year ended December 31, 2005 decreased by $136,611 as compared to the year ended December 31, 2004, from $664,201 to $527,590. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our services at the clinic since the opening of the clinic which has also contributed to the decrease. The clinic lowered its pricing structure on July 7, 2004, on October 27, 2004 and again on September 8, 2005. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Revenue from seminars / conferences for the year ended December 31, 2005 decreased by $91,275 as compared to the year ended December 31, 2004, from $279,250 to $187,975. Over 600 registrants attended the September 2004 conference while the September 2005 conference had over 300 registrants attend. We increased the registration fee for the conference in September 2005, which may have contributed to the lower attendance of the conference in September 2005. Revenue for the year ended December 31, 2005 also included $50,000 in radio advertising revenue, $30,019 of royalty revenue, $10,461 from television appearances and $2,097 in publishing revenue bringing the total revenue for the year ended December 31, 2005 to $808,142. We reported royalty revenue for the first time in 2005. Royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold. By comparison, there was no royalty revenue or radio advertising revenue in the year ended December 31, 2004, however, the 2004 balance included conference revenue of $279,250 and grant research revenue of $172,186 bringing total revenue for the year ended December 31, 2004 to $1,115,637. As a result, total revenue for the year ended December 31, 2005 decreased by $307,495 from the previous year.

Expenses

Cost of Goods Sold

	Year ended December 31,
	2005	2004
Clinics	$625,165	$747,222
Seminars and Conferences	170,010	249,195
Research, Studies and Trials	1,725	169,014
	$796,900	$1,165,431

Gross Margin	$11,242	($49,794)

Gross Margin %	1.4%	-4.5%

Cost of goods sold during the year ended December 31, 2004 of $1,165,431 was $368,531 higher than cost of goods sold during the year ended December 31, 2005 of $796,900. This is due mainly to higher staffing levels at the opening of the clinic and for the year 2004 than during the year 2005. Staff reductions and salary cuts had been put in place by the latter part of 2004 that carried over to 2005. Management implemented these reductions in an effort to move toward profitability.

Staff reductions included one doctor, one physical therapist and one couples therapist. The decrease in cost of goods sold from 2004 to 2005 would have been greater due to the staff reductions that occurred during 2004, however, management began increasing staff levels again during the third quarter of 2005. This was in anticipation of greater patient flow as the result of a newly launched advertising campaign. During the fourth quarter of 2005, management once again implemented more staff reductions and salary cuts (once it was determined that greater patient flow would not result from the advertising campaign). For the year ended December 31, 2004, cost of services consisted of $745,497 in payroll related costs, outside lab costs of $54,035, conference expenses of $249,195 and research expense of $116,704. For the year ended December 31, 2005, cost of services consisted of $575,733 in payroll related costs, outside lab fees of $49,432, conferences expenses of $170,010 and research expenses of $1,725.
Selling, General and Administrative Expenses

	Year ended December 31,
	2005	2004

Selling, General & Administrative Expenses:	$2,433,011	$1,870,035

S,G&A (as a % of revenue)	301.1%	167.6%

Selling, general and administrative expenses during the year ended December 31,  2005 of $2,433,011 was $562,976 higher than selling, general and administrative expenses during the year ended December 31, 2004 of $1,870,035. This is mainly due to expenses related to the reverse merger and equity financing transaction which occurred in the second quarter of 2005 and expenses incurred related to meeting the filing obligations of being a public company. For the year ended December 31, 2004, the significant components of selling, general and administrative expenses consisted of the following: $428,991 in payroll related costs, $418,829 in expenses related to public relations, promotions and advertising, $251,797 in rent expense, $160,858 in commercial insurance expenses, $122,314 in costs for systems and technology, $110,133 in depreciation expense, $74,008 in legal expenses and $25,947 in recruiting and relocation costs. For the year ended December 31, 2005, the significant components of S,G&A consisted of $633,835 in expenses related to the reverse merger and equity financing transaction and expenses related to the obligations of being a public company. The expenses for the reverse merger and equity financing transaction consisted of the following expense categories: audit and legal fees, placement fees, roadshow expenses, filing fees and interest expense. The expenses incurred subsequent to the reverse merger and equity financing transaction that are related to the ongoing responsibilities of being a public company include the following: independent auditor fees and legal fees pertaining to our registration statement on Form SB-2 and subsequent amendment filings, the quarterly reports on Form 10-QSB filings. The expenses also include stock transfer agent fees, bank escrow fees, and various state, federal and Edgar filing fees. By comparison there was no such transaction or expenses for this in the year ended December 31, 2004. The remaining significant components of selling, general and administrative expenses for the year ended December 31, 2005 include: $559,095 in expenses related to payroll related costs, $256,206 in rent expense, $278,479 in public relations, promotions and advertising, $156,609 in depreciation expense, $74,000 in consultant fees, $54,482 in legal expenses, $66,123 in commercial insurance expenses, , and $51,021 in costs related to systems and technology.

Net Loss

	Year ended December 31,
	2005	2004
Net Profit / (Loss)	($2,421,768)	($1,919,829)
% of Revenue	-299.7%	-172.1%

Net loss increased from $1,919,829 in the year ended December 31, 2004 to $2,421,768 for the year ended December 31, 2005. The change is mainly due to expenses related to the reverse merger and equity financing transaction which occurred in the second quarter of 2005 and the subsequent expense incurred related to meeting the filing obligations of being a public company. Without these expenses, the loss for the year ended December 31, 2004 would be greater than the loss for the year ended December 31, 2005. The loss in 2004 included extra costs associated with setting up the new operation in the early part of 2004. For the year ended December 31, 2004, cost of services amounted to $1,165,431 resulting in a negative gross margin of $49,794. Selling, General & Administrative expenses totaled $1,870,035 which resulted in a net loss for the year of $1,919,829.

For the year ended December 31, 2005, cost of services amounted to $796,900 resulting in a gross margin of $11,243. Selling, General & Administrative expenses totaled $2,433,011 which resulted in a net loss for the year 2005 of $2,421,768.

Liquidity and Capital Resources

At December 31, 2005, we had current assets of $1,065,388 consisting of cash and cash equivalents of $753,087 and other current assets of $312,301. At December 31, 2005, we also had current liabilities of $1,079,002 consisting of accounts payable of $174,920 and other current liabilities of $904,082. This resulted in a negative net working capital at December 31, 2005 of $13,614. During the year ended December 31, 2005, we used cash in operating activities of $2,257,336. From the date of inception (January 2003) to December 31, 2005, we have had a net loss of $4,665,413 and have used cash in the amount of $4,025,030 in operating activities.

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

The net proceeds from our recent private placement transaction in June 2005 was $2.3 million. We have and intend to use the net proceeds from the private placement for expenses related to the private placement and reverse merger, working capital and general corporate purposes. We intend to use approximately $500,000 in annual salaries for additions to our staff in order to expand our clinic's operation. Since the private placement, we have hired ten new employees with annual salaries of approximately $494,000. We also have used approximately $60,000 to provide equipment and supplies for our new clinical office in Naperville, a suburb of Chicago, Illinois. In addition, we intend to use a portion of the net proceeds to market our services more aggressively than we have in the past. We are still determining the appropriate amount to expend on marketing and have spent $278,479 as of December 31, 2005 for advertising and promotional activities. We expect to continue our advertising and promotional activities, however, at a reduced level, and our future marketing expenditures will depend on the financial condition of our company, our management’s perception of the effectiveness of our marketing efforts and market conditions. In addition, we intend to use the net proceeds from the private placement to pay for ongoing legal and audit services and other fees related to our public filings with the Securities and Exchange Commission.

We currently lose approximately $200,000 per month but we anticipate that monthly losses could become zero before the end of the next 12 months based on the addition of a new clinic in Naperville, a suburb in Chicago, Illinois, revenue from the ShowTime series, research studies, conferences, royalties from the sales of licensed products and from writing books with Hyperion. We believe we have the funds necessary to finance the working capital needs of our company until we can generate positive net income and cash flow. Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2005 relative to our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2006 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations.

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

Change in Accountants

On June 30, 2005, we dismissed AJ. Robbins, P.C. (“AJ. Robbins”) as our independent registered public accounting firm following our change in control on the closing of the merger transaction with Berman Health and Media, Inc. We engaged AJ. Robbins to audit our financial statements for the years ended March 31, 2005 and 2004. The decision to change accountants was approved and ratified by the our Board of Directors. The report of AJ. Robbins on the financial statements of our company for the fiscal years ended March 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to our company's ability to continue as a going concern.

While AJ. Robbins was engaged by us, there were no disagreements with AJ. Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our company, which disagreements if not resolved to the satisfaction of AJ. Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on the our company's financial statements for the fiscal years ended March 31, 2005 and 2004.

We engaged Singer Lewak Greenbaum & Goldstein LLP as the our independent registered public accounting firm as of June 30, 2005.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of December 31, 2005, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On the closing of the merger with Berman Health and Media, Inc. (“BHM”), all of the directors and officers of BHM became directors and officers of the Company and the Company's existing director and officer resigned. The following executive officers of the Company will be elected annually by the Board of Directors and the following members of the Company's Board of Directors will serve one year terms until the earlier of their death, resignation or removal by the Board of Directors:

Name	Age	Position	Year First Appointed Executive Officer and/or Director of BHM	Year First Appointed Executive Officer and/or Director of our Company
Samuel P. Chapman	40	Chairman, Chief Executive Officer and Director	2003	2005
Laura A.C. Berman, LICSW, PHD.	36	President and Director	2003	2005
William McDunn	48	Chief Financial Officer	2004	2005
Allan Charles, M.D.	76	Director	2004	2005
Alger Chapman	73	Director	2004	2005
Jan Fawcett, M.D.	71	Director	2004	2005
Robert Goodman	49	Director	2004	2005
Mitchell Mondry	45	Director	N/A	2005
Robert Peele	58	Director	N/A	2005
Howard Zuker	65	Director	N/A	2005

The following information describes the business experience of the officers and directors of our company.

SAMUEL P. CHAPMAN

Samuel P. Chapman has served as Chief Executive Officer and Chairman of the Board of Directors of BHM since 2003 and has continued these positions with us since the reverse merger involving BHM. Mr. Chapman has also been President of Parson Capital Corporation for the past thirteen years. Parson Capital is a venture capital boutique firm specializing in start-up companies. He is also a Director of HDO, Inc. During his career with Parson Capital he founded several companies playing the role of financier and Co-Chairman of the Board along with his partner. One of the companies he co-founded was Parson Group LLC, a consulting firm that achieved the number one ranking by Inc. Magazine as the fastest growing private company in America in the year 2000. Parson Group was sold the following year to a British Company for $55 million cash. Despite Mr. Chapman's other ventures, Mr. Chapman devotes 100% of his time to working at Berman Center.

Mr. Chapman formerly worked for both Dillon Read & Co., Inc. (now owned by UBS) and Lehman Brothers as a mergers and acquisitions specialist in New York. He is a member of the Board of Directors and former Cochairman of HDO Production a nationwide tent rental company. He is also a member of the Young Presidents Organization (YPO) and of the Economics Club of Chicago. He was formerly Co Chairman of Cantilever Technologies LLC, a software company he helped found, a past member of the Board of Trustees and the Executive Committee of the Rehabilitation Institute of Chicago, the top rehabilitation hospital in the world. Mr. Chapman graduated with a BA from Williams College in 1986.

LAURA A.C. BERMAN, LICSW, PHD.

Dr. Laura Berman has been working as a sex educator and therapist for the last fifteen years. After obtaining her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University, she went on to complete a training fellowship in Sexual Therapy with the Department of Psychiatry at New York University Medical Center.  Dr. Berman has served as President and a director of BHM since 2003 and continued these positions with us since the reverse merger involving BHM.

Dr. Berman is chair of the Women's Sexual Health State-Of-The-Art Series, an accredited program for the Council of Continuing Medical Education and currently serves on the foundation board of the Society for the Scientific Study of Sexuality (SSSS). She is also a member of the American Association of Sex Educators Counselors and Therapists (AASECT), the National Association of Social Workers (NASW), and is one of the few non-physician members of the American Urologic Association (AUA). She has been involved in numerous clinical sexual pharmacology trials, including acting as lead investigator for testing the effectiveness of Viagra on women's sexual complaints.

Dr. Berman has authored over 25 articles published in peer reviewed journals, and has been an invited speaker at over 45 venues in the United States and abroad. She recently wrote the chapter on female sexuality in Obstetrics and Gynecology, the definitive medical school text on the subject, edited by Dr. Sciarra, the past chair of the Department of OBGYN at Northwestern Memorial Hospital. Dr. Berman is also the recipient of many awards and honors, including Rising Star of the Year, (National Association of Women Business Owners, Los Angeles, February 2002), Women of Action Award (Israel Cancer Research Fund, August 2002) and Women Who Make A Difference (Los Angeles Business Journal, August 2002).

In July 1998, Dr. Berman founded the Women's Sexual Health Center in the Department of Urology at Boston Medical Center. She was Co-Director there and established the first comprehensive protocol for treating female sexual dysfunction. In spring of 2000, she was recruited to UCLA Medical Center to start the Female Sexual Medicine Center, also within the department of Urology. She was Director of this Center until December 2002 when she moved to Chicago to join the clinical faculty of Northwestern Memorial Hospital and start Berman Center LLC.

WILLIAM MCDUNN

William McDunn has over 15 years of experience in Finance and Accounting. Prior to becoming the Chief Financial Officer of BHM in 2004, he was the Controller for Parson Group LLC for five years, managing a staff of 15 and reporting directly to the CFO. Prior to Parson Group LLC, Mr. McDunn was Division Controller for Stone Container Corporation and responsible for oversight of accounting activities in his business unit. Mr. McDunn received a BA in Accounting and Liberal Arts from University of Illinois in Chicago in 1979. He received his CPA in 1981 and an MBA from Loyola University in 1989.

ALLAN CHARLES, M.D.

Dr. Allan Charles has served been self-employed as a physician for the last six years. Dr. Charles is the retired Chief of OBGYN at Michael Reese Hospital and Medical Center, retired Chairman of the Board of Directors for the Research and Education Foundation of the Michael Reese Medical Staff and presently Attending Physician in the Department of OBGYN at the same institution.

ALGER CHAPMAN

Alger Chapman is currently self-employed. He retired as Chairman of ABN AMRO Financial Services, Inc. in April 2004. He worked there from 1997 to 2004. Prior to that Mr. Chapman was Chairman and CEO of the CBOE from 1986 to 1997. He is also on the Board of Arlington Capital, HDO Productions and Prime Insurance Holdings.

JAN FAWCETT, M.D.

Jan Fawcett has been a Professor at the University of New Mexico school of Medicine for the last three years (since July of 2002). Prior to that, Dr. Fawcett was the chairman of the Department of Psychiatry at Rush-Presbyterian-St. Luke's Medical Center.

ROBERT GOODMAN

Robert Goodman has been the Chairman and CEO, Asia/Pacific Hudson Highland Group for the past three years. The Hudson Highland Group is a world wide staffing, outsourcing and executive search firm that is headquartered in Chicago.  Prior to joining Hudson Highland, Robert was self employed.

MITCHELL MONDRY

Mitchell Mondry has been President of M Group, a real estate investment and development company located in Birmingham, Michigan for the last twelve years. He is also founder of the company. Mr. Mondry guides all aspects of the company's investment and development activity. He is also a Managing Member of Leading Edge Properties, a real estate acquisition and development company and currently serves as President of the Michigan Venture Capital Association. Mr. Mondry is also a member of the Boards of Hennessey Capital Solutions, Paramount Bank, a Michigan-based mortgage and commercial bank, and the Jewish Federation of Metropolitan Detroit. Mr. Mondry has served on our Board of Directors since August 2005.

ROBERT J. PEELE

Mr. Robert Peele has been working in Financial Services at Merrill Lynch for the last eighteen years. He has been in the Financial Services industry since receiving his BA in Political Science from Southern Illinois University in 1972. The business focuses on creating and maintaining superior customer relationships while assisting high net worth clients with their financial planning and investing needs. Currently, Mr. Peele is on the Board of Directors at Butler national Golf Club is a Scholarship Chairman of Alpha Tau Omega Fraternity at the University of Illinois. Mr. Robert Peele has served on our Board of Directors since August 2005.

HOWARD ZUKER

Mr. Howard Zuker, who is also known as Zack Norman, has been the CEO of AEHC for the last six years (since 1999). He has produced, presented or financed more than thirty motion pictures, including Hard Times starring Charles Bronson, Night Moves starring Gene Hackman and Tracks starring Dennis Hopper. Mr. Zuker also acted in over 25 motion pictures. Mr. Zuker has raised more than $100 million in investments in motion pictures. Mr. Howard Zuker has served on our Board of Directors since August 2005.

Director Compensation

We do not have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Each of our outside directors prior to the merger in June 2005, other than Jan Fawcett and Allan Charles, received 157,115 shares of our common stock in consideration for their services as a director of our company. In May 2004, Berman Center LLC granted options to two of its outside directors, Jan Fawcett and Allan Charles, exercisable into an aggregate of 60,000 units of Berman Center, LLC. These options became exercisable into 204,578 shares of common stock of The Berman Center, Inc. upon the reorganization of Berman Center LLC into The Berman Center, Inc. We assumed the options upon the closing of the merger, at which time the options became exercisable into an aggregate of 314,230 shares of our common stock.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain a nominating committee or a compensation committee under the rules applicable to companies quoted in the Pink Sheets. None of our independent directors qualify as an "audit committee financial expert."

Family Relationships

Samuel P. Chapman is the husband of Dr. Laura A. Berman. In addition, Alger Chapman is the father of Samuel P. Chapman.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the Securities Exchange Commission (the “SEC”) on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners complied with Section 16(a) filing requirements applicable to them except that each of the following directors (or former directors) filed one untimely Form 3: Allan Charles, Alger Chapman, Robert Goodman, Michael Romano, Stuart Cornew, Mitchell Mondry, Jan Fawcett, Howard Zuker and Robert Peele.

Code of Ethics.

Subsequent to the reverse merger in June 2005, we have not yet adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities. We intend to adopt a code in the near future.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for three years ended December 31, 2005 of our chief executive officer and other executive officers whose annual salary and bonus exceeded $100,000 in such years (collectively, the “Named Executive Officers”). The amounts disclosed for fiscal years 2003 and 2004 for each of the Named Executive Officers relate to such person's compensation received as an executive officer of Berman Health and Media, Inc.

	Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)

Samuel P. Chapman - Chairman and Chief Executive Officer	2005	$125,385	$—
	2004	110,769	—
	2003	—	—

Laura A. C. Berman - President	2005	153,077
	2004	110,769	—
	2003	—	—

William K. McDunn - Chief Financial Officer	2005	121,154	25,000
	2004	86,538	—
	2003	—	—

Employment Agreements

On June 16, 2005, our company and Dr. Laura Berman entered into a three-year employment agreement. Pursuant to such agreement, Dr. Berman will receive an annual salary of $200,000, provided that under certain circumstances our Board of Directors may increase her salary. Under the agreement, Dr. Berman will contribute and assign to our company all income, revenue and other compensation received by Dr. Berman in connection with activities, services and products related to our business operations during her employment, including, without limitation, all revenue from media sources, talent agreements with television production companies or other media sources and authorship royalties. The contribution of income and revenues, however, does not include income, revenue and other compensation derived by Dr. Berman from honorarium fees and speaking engagements. We will pay for Dr. Berman’s expenses for her business, travel, entertainment and all other costs reasonably necessary and appropriate for Dr. Berman to render services under the agreement. If Dr. Berman enters into agreements with third parties for services and/or products covered by the employment agreement, all revenue receivable by Dr. Berman is automatically assigned to us. With proper notice, we may terminate the employment agreement with or without cause, and Dr. Berman may terminate it with or without good reason, which is defined as our reduction of Dr. Berman’s salary or other compensation or our reduction of her title or responsibilities (and we do not cure any of the foregoing within 30 days). In the event that Dr. Berman terminates her employment agreement for good reason or we terminate it without cause, all rights to her activities, services and products related to our business will immediately revert back to Dr. Berman.

We do not currently have an employment agreement with Samuel Chapman or William McDunn.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial stock ownership of our common stock that is owned by each of our Named Executive Officers, directors and stockholders beneficially owning 5% or more of our common stock and all directors and executive officers as a group. In calculating the number of shares outstanding, each person's percentage of ownership in the following table is based upon 31,402,628 shares of common stock outstanding as of February 15, 2006 (excluding the Escrow Shares). Unless indicated otherwise, the address for each person named is c/o Berman Center, Inc., 211 East Ontario, Suite 800, Chicago, Illinois 60611.

Name and Address of Beneficial Owner or Identity of Group (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Samuel P. Chapman and Laura A. Berman (2)	5,747,419	18.30%
Alger Chapman	305,502	*
Robert Goodman	26,186	*
Allan Charles (3)	157,115	*
Jan Fawcett (4)	157,115	*
Robert Peele	660,370	2.10
Mitchell Mondry (5)	1,320,740	4.21
Howard Zuker	—	*
Esarbee Investments Limited (6) 1170 Peel Montreal, Quebec Canada H3B4P2	2,007,586	6.39%
European Catalyst Fund (7) c/o Ogier Fiduciary Services (Cayman) Limited P.O. Box 1234GT Queensgate House South Church Street, George Town Grand Cayman, Cayman Islands	4,388,572	13.98
Florian Homm (8) c/o Ogier Fiduciary Services (Cayman) Limited P.O. Box 1234GT Queensgate House South Church Street, George Town Grand Cayman, Cayman Islands	5,788,569	18.43
Peter Ondrousek (9) Camin de Sarria 63 07010 Establiments Palma de Mallorca Spain	4,788,570	13.38
Corporate Advisors Group (10) Landstrasser 104 94940 Vaduz, Liechtenstein Germany	4,388,572	12.26
Todd M. Ficeto (11) 9300 Wilshire Boulevard Penthouse Suite Beverly Hills, CA 90212	2,095,181	6.41
All current directors and officers as a group (10 persons) (12)	8,374,447	26.40%
_________
* indicates less than 1%.

1.
The persons named in this table have sole voting and investment power with respect to all shares of common stock listed. Beneficial ownership also includes that number of shares, which an individual has the right to acquire (such as through the exercise of warrants and options) within 60 days from February 15, 2006.

2.
Mr. Samuel P. Chapman owns together with his wife Dr. Laura A. Berman, his wife, 2,897,906 shares of the Company's common stock. Berman Center Holdings LLC, which is owned by Mr. Samuel P. Chapman and Dr. Laura A. Berman, owns 2,849,513 shares of the Company's common stock.

3.	Represents 157,115 shares of Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of February 15, 2006.

4.	Represents 157,115 shares of Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of February 15, 2006.

5.	Mr. Mondry may be deemed to control the voting and investment power of Berman Majec, LLC, which holds the shares.

6.	The sole beneficiary of The Charles Rosner Bronfman Family Trust is Stephen R. Bronfman. The Charles Rosner Bronfman Family Trust is the beneficial owner of 100% of Esarbee Investments Limited.

7.	Darius Parsi has voting and investment powers for the shares held by European Catalyst Fund.

8.
Consists of (i) 4,388,569 shares held by Absolute Return Europe Fund, of which Mr. Homm has voting and investment powers; (ii) 400,000 shares held by Absolute East West Fund LTD, of which Mr. Homm has voting and investment powers over such shares; and (iii) 1,000,000 shares held by Absolute German Fund LTD, of which Mr. Homm has voting and investment powers over such shares.

9.	Includes 4,388,570 shares of common stock issuable upon exercise of warrants that are currently exercisable.

10.
Consists of 4,388,572 shares of common stock issuable upon exercise of warrants that are currently exercisable. Raj Nair has voting and investment powers for the shares held by Corporate Advisors Group.

11.
Consists of (i) warrants currently exercisable to purchase 1,290,971 shares of common stock that are currently exercisable held in the name of Hunter World Markets, Inc., which is a registered broker-dealer and may be deemed to be an underwriter, and of which Mr. Ficeto is President, Chief Executive Officer, and control person of Hunter World Markets, Inc. and has voting and investment power over; (ii) 784,210 shares held by The Hunter Fund Ltd., of which Mr. Ficeto has voting and investment power over such shares; (iii) 10,000 shares held by Hunter Ficeto, of which Mr. Ficeto isthe father of Hunter Ficeto and may be considered control person of shares held by Hunter Ficeto; and (iv) 10,000 shares held by Natalia Ficeto, of which Mr. Ficeto is the father and may be considered control person of shares held by Natalia Ficeto.

12.	Includes 314,230 shares of Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of February 15, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

June 2005 Merger

On June 3, 2005, we, known as “LB Center, Inc.” at the time, entered into an Agreement and Plan of Merger with Berman Health and Media, Inc. (“BHM”), a privately held Delaware corporation, pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction (the "Merger"), with the existing stockholders of LB Center, Inc. continuing to own the remaining 13% of our issued and outstanding common stock after the Merger. LB Center also issued 2,303,999 shares of common stock into escrow for a period of 24 months to cover indemnification obligations, if any, to BHM and its stockholders (the “Escrow Shares”). If a valid claim for indemnification is made against LB Center, all or a portion of the Escrow Shares would be issued on a pro rata basis to those parties who were BHM stockholders of record immediately prior to the Merger. To the extent that the Escrow Shares are not distributed to former holders of BHM stock as a result of indemnification claims made prior to the end of the 24 month period followign the Merger, those Escrow Shares will be canceled. The Merger was consummated on June 16, 2005 through the merger of a wholly owned subsidiary of LB Center, Inc. with and into BHM, with BHM being the surviving corporation. As a result of the Merger, BHM became a wholly owned subsidiary LB Center, Inc. Immediately after the Merger, LB Center, Inc. reincorporated from the State of Georgia to the State of Delaware and changed its name to Berman Center, Inc. Berman Center, Inc. and BHM have interlocking executive positions.

Todd Ficeto and Hunter World Markets, Inc.

On June 3, 2005, we, known as “LB Center, Inc.” at the time, entered into an Agreement and Plan of Merger with Berman Health and Media, Inc. (“BHM”), pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction (the "Merger"), with the existing stockholders of LB Center, Inc. continuing to own the remaining 13% of our issued and outstanding common stock after the Merger. LB Center, Inc. was incorporated in October 1989 and ceased active operations after the filing of bankruptcy in December 1997. In December 2004, LB Center, Inc., Todd M. Ficeto and William Whalen (the then-chief executive officer and sole director of LB Center, Inc.) entered into a securities purchase agreement, as amended (the “Purchase Agreement”), pursuant to which Mr. Ficeto purchased 79,500,000 shares of common stock from LB Center for $65,000 and became the majority stockholder of LB Center, Inc. In addition, Mr. Whalen received $10,000 and 1,000,000 shares of common stock. In December 2004, and in conjunction with the Purchase Agreement, LB Center and Mr. Ficeto entered into a convertible note (the “Convertible Note”) pursuant to which LB Center borrowed $80,000 from Mr. Ficeto. The Convertible Note was convertible into 2,795,210 shares of common stock at any time after LB Center effected a 500 for 1 reverse stock split. In December 2004, Mr. Ficeto became the chief executive officer and sole director of LB Center and LB Center, after obtaining shareholder approval, effected a 500 for 1 reverse stock split. In March 2005, Mr. Ficeto converted the Convertible Note into 2,795,210 shares of common stock.

Hunter World Markets, Inc. (“HWM”) served as the placement agent in connection with BHM's closing of a private placement of $3,100,000 on June 16, 2005. The President of HWM is Todd M. Ficeto and is the former chief executive officer, sole director and majority stockholder of LB Center, Inc. prior to the Merger. As consideration for HWM’s services, we have paid HWM a $372,000 commission and three-year warrants exercisable into 906,971 shares of our common stock. In addition, HWM was one of three lenders that provided bridge financing to BHM in connection with the private placement and merger in June 2005. The bridge loan was in an aggregate amount of $400,000, and HWM provided $250,000 of that amount. HWM received a 10% flat interest fee in connection with the loan and warrants to purchase 250,000 shares of BHM, which we assumed and was converted into warrants to purchase 384,000 shares of our common stock pursuant to the merger. In connection with the same bridge loan, Loman International SA provided $100,000 of the bridge loan and IKZA Holding Corp. provided $50,000 of the bridge loan. Loman International SA and IKZA Holding Corp. received a 10% flat interest fee in connection with the loan and warrants to purchase 100,000 and 50,000 shares of common stock, respectively, of BHM. We assumed the warrants and they were converted into warrants to purchase 153,600 and 76,800 shares of our common stock, respectively, pursuant to the merger. These shares of our common stock issuable upon exercise of the warrants held by HWM, Loman International SA and IKZA Holding Corp. are being registered under this prospectus.

Dr. Berman

On June 16, 2005, our company and Dr. Laura Berman entered into a three-year employment agreement. Pursuant to such agreement, Dr. Berman will receive an annual salary of $200,000, provided that under certain circumstances our Board of Directors may increase her salary. Under the agreement, Dr. Berman will contribute and assign to our company all income, revenue and other compensation received by Dr. Berman in connection with activities, services and products related to our business operations during her employment, including, without limitation, all revenue from media sources, talent agreements with television production companies or other media sources and authorship royalties. The contribution of income and revenues, however, does not include income, revenue and other compensation derived by Dr. Berman from honorarium fees and speaking engagements. We will pay for Dr. Berman’s expenses for her business, travel, entertainment and all other costs reasonably necessary and appropriate for Dr. Berman to render services under the agreement. If Dr. Berman enters into agreements with third parties for services and/or products covered by the employment agreement, all revenue receivable by Dr. Berman is automatically assigned to us. With proper notice, we may terminate the employment agreement with or without cause, and Dr. Berman may terminate it with or without good reason, which is defined as our reduction of Dr. Berman’s salary or other compensation or our reduction of her title or responsibilities (and any of which is not cured within 30 days). In the event that Dr. Berman terminates the employment agreement for good reason or we terminate it without cause, all rights to her activities, services and products will immediately revert back to Dr. Berman.

Dr. Berman entered into literary agent representation agreement dated November 6, 2004 with International Creative Management (ICM) for Dr. Berman’s book, The Passion Prescription, pursuant to which ICM is entitled to a 15% commission of all publishing revenue. On November 25, 2004, Dr. Berman entered into a agreement with a publishing company, Hyperion (an imprint of Buena Vista Books), pursuant to which Dr. Berman shall author The Passion Prescription and Hyperion would pay to Dr. Berman an advance of $250,000 in three equal installments and royalties on sales of the book. The first two installments of the advance were paid to Dr. Berman prior to the execution of her employment agreement with us. The final installment was paid to Dr. Berman after execution of the employment agreement, and, after deduction of ICM’s commission, was assigned to us pursuant to Dr. Berman’s employment agreement.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger dated June 3, 2005 by and among the Registrant (f/k/a LB Center, Inc.), LBC MergerSub, Inc. and Berman Health and Media, Inc. (f/k/a The Berman Center, Inc.) (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed with the SEC on June 22, 2005).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed with the SEC on June 22, 2005).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's current report on Form 8-K filed with the SEC on June 22, 2005).

4.1
Form of Stock Purchase Warrant (Class A) dated as of June 16, 2005 issued by Berman Health and Media, Inc. (f/k/a The Berman Center, Inc.) to the Warrant Holders indicated on the schedule thereto (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed with the SEC on June 22, 2005).

4.2
Form of Stock Purchase Warrant (Class B) dated as of June 16, 2005 issued by Berman Health and Media, Inc. (f/k/a The Berman Center, Inc.) to the Warrant Holders indicated on the schedule thereto (incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed with the SEC on June 22, 2005).

4.3
Form of Stock Purchase Warrant dated as of June 16, 2005 issued by Berman Health and Media, Inc. (f/k/a The Berman Center, Inc.) to Hunter World Markets, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed with the SEC on June 22, 2005).

10.1
Employment Agreement dated June 16, 2005 by and among the Registrant and Dr. Laura A.C. Berman (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on June 22, 2005).

10.2
Placement Agent Agreement dated April 11, 2005 by and among Berman Health and Media, Inc. (f/k/a Berman Center LLC) and Hunter World Markets, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed with the SEC on June 22, 2005).

10.3
Lease Agreement dated November 20, 2003 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and Zeller Management Corp., an agent for Zeller-211 Trust (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.4
Novelty Agreement dated August 1, 2004 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and California Exotic Novelties, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.5
Loan-Out Agreement dated as of October 28, 2004 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and View Film (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.5(a)
Pick Up Letter Agreement dated September 9, 2005 for Berman Television Series by and between Showtime Networks, Inc. and View Film (incorporated by reference to Exhibit 10.5(a) to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.6
Hyperion Agreement dated November 5, 2004 by and between Hyperion, an imprint of Buena Vista Books, Inc. and Laura Berman Ph.D (incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.7
Option Agreement dated as of May 17, 2004 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and Dr. Allan Charles (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.8
Option Agreement dated as of May 17, 2004 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and Dr. Jan Fawcett (incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.9
Form of Indemnification Agreement between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and its directors (incorporated by reference to Exhibit 10.9 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.10
Book Agency Agreement dated November 6, 2004 by and between International Creative Management and Dr. Laura Berman (incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on October 19, 2005).

10.11
Production and Distribution Agreement dated March 4, 2004 by and between UBC Radio Network Inc. and Berman Health and Media, Inc. (f/k/a Berman Center LLC) (incorporated by reference to Exhibit 10.11 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on October 19, 2005).

10.12
Sublease dated September 1, 2005 by and between Naperville Psychiatric Ventures and Berman Health and Media, Inc. (f/k/a Berman Center, LLC) (incorporated by reference to Exhibit 10.12 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on October 19, 2005).

10.13	Form of Rescission Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed with the SEC on December 16, 2005).

10.13(a)	List of Directors executing the Rescission Agreement (incorporated by reference to Exhibit 10.1(a) to the Registrant's current report on Form 8-K filed with the SEC on December 16, 2005).

16.1	Letter from AJ. Robbins to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant's current report on Form 8-K filed with the SEC on June 30, 2005).

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended December 31, 2005, we retained Singer Lewak Greenbaum & Goldstein LLP to provide services as follows:

Fees for the Year Ended December 31, 2005(3)
Service
Audit fees(1)	$28,888
Audit-related fees(2)	75,000
Tax fees	—
All other fees	—

Total audit and non-audit fees	$103,888

(1) These are fees for professional services performed by Singer Lewak Greenbaum & Goldstein LLP for review of our Registration Statement on Form SB-2 and review of our quarterly reports.

(2) These are fees for assurance and related services performed that are reasonably related to the performance of the audit or review of the our financial statements.

(3) The Company did not utilize the services of Singer Lewak Greenbaum & Goldstein LLP in the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 30, 2006.

BERMAN CENTER, INC.

By:	/s/ Samuel Chapman
Samuel Chapman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Samuel P. Chapman	Chairman, Chief Executive Officer and Director	March 30, 2006
Samuel P. Chapman	(Principal Executive Officer)

/s/ William McDunn	Chief Financial Officer	March 30, 2006
William McDunn	(Principal Financial and Accounting Officer)

/s/ Laura A. Berman	President and Director	March 30, 2006
Laura A. Berman

Director
Allan Charles

/s/ Alger Chapman	Director	March 30, 2006
Alger Chapman

Director
Jan Fawcett

Director
Robert Goodman

/s/ Mitchell Mondry	Director	March 30, 2006
Mitchell Mondry

/s/ Robert Peele	Director	March 30, 2006
Robert Peele

/s/ Howard Zuker	Director	March 30, 2006
Howard Zuker

INDEX TO FINANCIAL STATEMENTS

BERMAN CENTER, INC.
INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31, 2005	F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 (Restated) and for the period from January 16, 2003 (inception) to December 31, 2005	F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005 and 2004 (Restated) and the period from January 16, 2003 (inception) to December 31, 2003	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 (Restated) and the period from January 16, 2003 (inception) to December 31, 2005	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Berman Center, Inc.

We have audited the accompanying consolidated balance sheet of Berman Center, Inc. (f/k/a LB Center, Inc.) (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005, the year ended December 31, 2004 (as restated), and the period from January 16, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berman Center, Inc. as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, the year ended December 31, 2004 (as restated), and for the period from January 16, 2003 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, during the year ended December 31, 2005, the Company incurred a net loss of $2,421,766 and had negative cash flows from operations of $2,257,336. In addition, the Company had an accumulated deficit of $4,665,416 at December 31, 2005. These factors, among others, as discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 10, 2006

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
As of December 31, 2005

December 31,
Assets	2005
Current Assets:
Cash	$753,087
Accounts Receivable	10,461
Deposits	221,563
Inventory	6,727
Prepaid Expenses	73,550
Total Current Assets	1,065,388

Property and Equipment:
Furniture	190,587
Leasehold Improvements	253,786
Equipment	412,910
Property and Equipment - Gross	857,283
Less: Accumulated Depreciation	(266,742)
Property and Equipment - Net	590,541

Total Assets	$1,655,928

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
As of December 31, 2005

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$174,920
Deferred Revenue	204,408
Accrued Expenses	542,628
Deferred Rent	142,939
Capital Lease - Current	14,107
Total Current Liabilities	1,079,002

Long-Term Liabilities:
Capital Lease - Non-Current	13,491
Total Long-Term Liabilities	13,491

Total Liabilities	1,092,493

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized
0 shares outstanding at December 31, 2005	—
Common Stock, $0.001 par value, 100,000,000 shares authorized
31,402,628 shares outstanding at December 31, 2005	31,402
Additional paid-in Capital	5,197,446
Deferred Compensation	—
Deficit Accumulated in the Development Stage	(4,665,413)
Total Stockholders' Equity	563,435

Total Liabilities and Stockholders' Equity	$1,655,928

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004 (Restated) and
For the Period from January 16, 2003 (inception) to December 31, 2005

			For The Year
		For The Year	Ended	Inception
		Ended	12/31/2004	through
		12/31/2005	(Restated)	12/31/2005
Revenue	- Clinics	$527,590	$664,201	$1,191,791
	- Seminars and Conferences	187,975	279,250	467,225
	- Research, Studies and Trials	—	172,186	247,186
	- Radio Advertising	50,000	—	50,000
	- Royalty	30,020	—	30,020
	- Other	12,558	—	12,558
	Total Revenue	808,143	1,115,637	1,998,780

	Cost of Services:
	Clinics	625,165	747,222	1,408,230
	Seminars and Conferences	170,010	249,195	419,205
	Research, Studies and Trials	1,725	169,014	245,739

	Total Cost of Services	796,900	1,165,431	2,073,174

	Gross Profit / (Loss)	11,243	(49,794)	(74,394)

	Selling, General & Administrative Expenses	2,392,518	1,870,035	4,550,526

	Loss from Operations	(2,351,275)	(1,919,829)	(4,124,920)

	Interest Expense	40,493	—	40,493

	Net Loss	$(2,421,768)	$(1,919,829)	$(4,665,413)

	Basic and Diluted Loss Per Share	$(0.09)	$(0.13)

	Weighted-Average Shares Outstanding	25,704,401	14,423,827

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years ended December 31, 2005 and December 31, 2004 (Restated)
and the period from January 16, 2003 (inception) to December 31, 2003

							Deficit
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-In	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total
Balance,
January 16, 2003 (inception)	$—	$—	2,849,513	$2,850	$(2,850)	$—	$—	$—

Issuance of Shares for Cash			1,833,013	1,833	348,167			350,000

Net Loss							(323,816)	(323,816)

Balance,
December 31, 2003	—	—	4,682,526	$4,683	$345,317	$—	$(323,816)	$26,184

Issuance of Shares
for Services			130,930	131	120,000	(95,131)		25,000

Issuance of Shares
for Cash			12,766,370	12,766	2,366,715			2,379,481

Net Loss							(1,919,829)	(1,919,829)

Balance, December 31, 2004	—	—	17,579,826	$17,580	$2,832,032	$(95,131)	$(2,243,645)	$510,836

Deferred Compensation -
Shares Issued for Services
Rendered			497,531	498	(629)	95,131		95,000

Issuance of Shares
for Cash			10,722,859	10,723	3,326,019			3,336,742

Issuance of Shares Upon
Reverse Merger			2,995,199	2,994	(501,948)			(498,954)

Offering Costs in Connection
with Issuance of
Common Shares					(458,421)			(458,421)

Deferred Compensation -
Share Rescission			(392,787)	(393)	393			—

Net Loss							(2,421,768)	(2,421,768)

Balance,
December 31, 2005	—	$—	31,402,628	$31,402	$5,197,446	$—	$(4,665,413)	$563,435

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 (Restated) and
For the Period from January 16, 2003 (inception) to December 31, 2005

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004 (Restated)	Period from January 16, 2003 (inception) to December 31, 2005
Cash flows from Operating Activities:
Net Loss	$(2,421,768)	$(1,919,829)	$(4,665,413)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Depreciation and Amortization	156,609	110,133	266,743
Issuance of Shares for Compensation	95,000	25,000	120,000
(Increase) Decrease in
Accounts Receivable	(7,361)	(2,070)	(10,461)
Deposits	(221,563)	—	(221,563)
Prepaid Expenses and Other Current Assets	(61,050)	(12,500)	(73,550)
Inventory	921	(7,647)	(6,726)
Increase (Decrease) in
Book Overdraft	—	(6,932)	—
Accounts Payable and Accrued Expenses	42,199	72,448	161,001
Deferred Revenue	67,450	86,085	207,789
Accrued Payroll	16,220	29,325	53,833
Deferred Rent	76,007	66,932	143,317

Net Cash Used in Operating Activities	(2,257,337)	(1,559,055)	(4,025,030)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(91,699)	(577,991)	(811,051)
Net Cash used in Investing Activities	(91,699)	(577,991)	(811,051)

Cash Flows from Financing Activitites:
Proceeds from Issuance of Common Stock	2,878,321	2,379,481	5,607,802
Payments on Capital Leases	(18,635)	—	(18,635)
Net Cash provided by Financing Activities	2,859,686	2,379,481	5,589,167

Net Increase in Cash and Cash Equivalents	510,652	242,435	753,087

Cash and Cash Equivalents, Beginning of Period	242,435	—	—

Cash and Cash Equivalents, End of Period	$753,087	$242,435	$753,087

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004, the company issued 628,458 shares as compensation to some members of the Board of Directors, valued at $120,000. The shares were issued as compensation for services performed. During the years ended December 31, 2005, and December 31, 2004, $95,000 and $25,000 was amortized to compensation expense, respectively.

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

NOTE 2 - RESTATEMENT

Shares Issued and Outstanding Restatement
Berman Center, Inc. has restated its prior period financial statements for certain adjustments related to accounting for shares issued during the years ended December 31, 2003 and December 31, 2004. Berman Center, Inc. did not record the issuance of 2,849,513 shares of founder’s common stock. The resulting misstatements affect shares outstanding in those periods as follows:

			Earnings Per Share
Year Ending December 31,	Common Shares Outstanding as Previously Reported	Common Shares Outstanding as Corrected	Previously Reported	As Corrected
2003	1,833,013	4,682,526	(0.22)	(0.08)
2004	14,730,313	17,579,826	(0.17)	(0.13)

NOTE 3 - THE MERGER

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

As a result of the Merger, the 400,000 issued and outstanding warrants and 204,578 issued and outstanding stock options of BHM became exercisable to purchase 614,400 shares and 314,230 shares of the Company’s Common Stock, respectively, at an exercise price of $0.21 per share and $0.19 per share, respectively. No other terms of the warrants and options were changed as a result of the Merger.

The Merger was accounted for as a reverse merger under generally accepted accounting principles. Therefore: (1) the Company’s historical accumulated deficit for periods prior to June 16, 2005 were eliminated against additional-paid-in-capital, and (2) the consolidated financial statements present the previously issued shares of common stock of the Company as having been issued pursuant to the Merger on June 3, 2005, and the shares of common stock of the Company issued to the former BHM stockholders in the Merger as having been outstanding since January 16, 2003 (the inception of BHM). No goodwill or other intangible asset was recorded as a result of the Merger. As part of the Merger, Berman Center, Inc. assumed $498,000 in accrued expenses of LB Center.

The following table sets forth (1) the revenue, cost of services, selling, general and administrative expenses, and net losses of BHM for the year ended December 31, 2004 and for the period from January 16, 2003 (inception) to December 31, 2005, (2) the operating expenses and net losses of the Company for the years ended March 31, 2005 and 2004, and (3) the consolidated pro-forma information for BHM and the Company for the year ended December 31, 2004 and for the period from January 16, 2003 (inception) to December 31, 2005 assuming that the Merger was completed on January 16, 2003.

Year Ended December 31, 2004
	BHM	The Company	Adjustments	Pro-Forma as Adjusted
Revenue	$1,115,637	$—	$—	$1,115,637
Cost of services	1,165,431	—	—	1,165,431
Selling, general and Administrative expenses	1,870,035	155,490	—	2,025,525
Net Loss	$(1,919,829)	$(155,490)	$—	$(2,075,319)

Period from January 16, 2003 (inception) to December 31, 2005

	BHM	The Company	Adjustments	Pro-Forma as Adjusted
Revenue	$1,998,780	$—	$—	$1,998,780
Cost of services	2,073,174	—	—	2,073,174
Selling, general and Administrative expenses	4,591,019	155,490	—	4,746,509
Net Loss	$(4,665,413)	$(155,490)	$—	$(4,820,903)

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2005, the Company incurred a net loss of $2,421,768 and had negative cash flows from operations of $2,257,336. In addition, the Company had an accumulated deficit of $4,665,413 at December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for its capital needs during the year ended December 31, 2006 by issuing debt and equity securities and by the continued development of its business. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Berman Center, Inc. and its wholly-owned subsidiary Berman Health and Media, Inc. In addition, the consolidated financial statements of Berman Center, Inc. include the accounts of LB Center, Inc., as described in Note 3. All significant inter-company accounts and transactions are eliminated in consolidation.

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

Revenue related to the hosting of CPE seminars for clinicians is recognized once the seminar has been conducted. Costs for these revenues consist primarily of hotel charges for the rooms and audio visual equipment as well as payments of honorariums to speakers at the seminar. Costs for these revenues are also recognized once the seminar has been conducted. Revenue related to the publishing of books is recognized when the book is released by the publisher. Costs for these revenues consist primarily of internal payroll expenses for a staff writer. These costs are recognized as they are incurred.

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

Radio and other media revenue represents advertising revenue earned from sponsors who advertise on the Dr. Laura Berman Radio Show, royalties from products licensed by us and publishing of books. All of our revenue from radio advertising for the year ended December 31, 2005 was received from a single advertiser and was a single occurence.. Dr. Berman is not paid for hosting her radio show. When such revenue is generated, we recognize this revenue when it is earned, the services are performed and collection is probable.

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

Deferred Revenue
The company records deferred revenue on amounts received in advance from clients and corporate sponsors to support the work of the clinic while it conducts research studies or while Dr. Laura Berman writes a book. The revenue is recognized on the company’s financial statements when the work is complete and the results of the research is released or the book is published. As of December 31, 2005, the deferred revenue liability on the company’s balance sheet is $204,408.

Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, accrued payroll, and deferred revenue. The book value of all other financial instruments are representative of their fair values.

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB Opinion No. 25 using the intrinsic value method. Accordingly, no compensation expense has been recognized.

Stock option activity was as follows for the years ended December 31, 2004 and 2005:

	Shares Subject	Weighted Average	Options
	to Option	Exercise Price	Exercisable
Balance at
January 1, 2004	—	$—	—

Options granted	314,230	0.19	314,230
Options canceled
Balance at
December 31, 2004	314,230	0.19	314,230
Options granted	—	—	—
Options exercised	—	—	—
Options canceled	—	—	—
Balance at
December 31, 2005	314,230	$0.19	314,230

The following table summarizes the status of the Company’s stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.19	314,230	8.4 years	$0.19	314,230	$0.19

The options were issued for services. It is the Company’s policy to state the options at their fair value which was determined to be zero. The foregoing impact of option value was determined using a modified Black-Scholes methodology and the following assumptions:

Weighted
		Risk-Free	Average		Expected	Fair Value
		Interest	Expected	Expected	Dividend	at Grant
		Rate	Life	Volatility	Yield	Date
2004	Director options	3.07%	1.4 years	29.00%	0.00%	$0.00

The Company has adopted only the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share for the year ended December 31, 2005 and 2004, would have been increased to the pro forma amounts indicated below:

	For the Year Ended December 31,
	2005	2004
Net loss
As reported	$(2,421,768)	$(1,919,829)
Deduct total stock based employee compensation expense determined Under fair value method for all awards, net of tax	(9,460)	(4,723)

Pro forma	$(2,431,228)	$(1,924,552)

Loss per common share
Basic and diluted - as reported	$(0.09)	$(0.13)
Basic and diluted - pro forma	$(0.09)	$(0.13)

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

At December 31, 2005 and 2004, the following common equivalent shares were excluded from the computation of loss per share since their effect is anti-dilutive.

Loss Per Share

	For the Year Ended December 31,
	2005	2004
Options	314,230	314,230
Warrants	10,591,085	—

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

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning November 1, 2006. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

December 31,
2005
Equipment	$412,910
Furniture and fixtures	190,587
Leasehold improvements	253,786
857,283
Less accumulated depreciation and amortization	266,742
Total	$590,541

Depreciation and amortization expense for the twelve months ended December 31, 2005 and 2004 was $156,609 and $110,133, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. Total rent expense incurred for the years ended December 31, 2005 and 2004 was $256,631 and $241,480 respectively. In addition, the Company leases office space in Naperville, Illinois (a suburb of Chicago). This office serves as a smaller second clinic facility. Total rent expense incurred for this facility was $10,000 and $0 for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005 the Company is obligated under several capital equipment leases with various vendors. The capital leases are calculated using a 4.0% interest rate per annum. The monthly capital lease payments range between $563 to $1,292 and terminate through December 2008.

Future minimum lease payments under operating and capital leases at December 31, 2005 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2006	$241,218	$15,503
2007	247,958	8,217
2008	255,443	6,759
2009	263,061	—
2010	270,946	—
Thereafter	1,020,007
Total minimum lease payments	$2,298,633	30,479

Less amounts representing interest		2,881
		27,598
Less current portion		14,107

Long-term portion		$13,491

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

Escrow Shares

LB Center also issued 2,303,999 shares of common stock into escrow for a period of 24 months to cover indemnification obligations, if any, to BHM and its stockholders (the “Escrow Shares”).  If a valid claim for indemnification is made against LB Center resulting from a breach of any of the representations, warranties or covenants, all or a portion of the Escrow Shares would be issued on a pro rata basis to those parties who were BHM stockholders of record immediately prior to the Merger. To the extent that the Escrow Shares are not distributed to former holders of BHM stock as a result of indemnification claims made prior to the end of the 24 month period following the Merger, those Escrow Shares will be canceled.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2005, the Company completed the following transactions:

•	Issued 1,653,147 shares for a cash total of $236,742 to third party investors.

•
Issued 497,531 shares of common stock to several members of the board of directors as compensation for services earned. Compensation expense recognized in the year ended December 31, 2005 was $95,000. This amount was previously recorded as deferred compensation at December 31, 2004 and was earned upon the completion of the reverse merger. Of the 497,531 shares of common stock issued to the board of directors, 392,787 were rescinded. There was no subsequent adjustment made to the compensation expense for the rescission of these shares.

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

There were also warrants issued on April 11, 2005 in conjunction with a bridge loan the Company received in order to finance the expenses related to the reverse merger transaction. The warrants associated with the bridge loan are referenced in note # 3 to the financial statements (‘The Merger’ note).

During the year ended December 31, 2004, the Company completed the following transactions:

•
Issued 628,462 restricted shares to several members of the Board of Directors, as compensation for future employment of three years, valued at $120,000. 130,930 shares vested during 2004. Total compensation expense recorded for the year ended December 31, 2004 is $25,000.

•	Issued 12,766,370 shares for a cash total of $2,729,481 to third party investors.

        The following table summarizes the status of the Company's warrants outstanding and exercisable as of December 31, 2005:

	Warrants Outstanding			Warrants Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.21 - $1.03	10,591,085	2.4 years	$0.77	10,591,085	$0.77

The warrants were issued for services. It is the Company’s policy to state the warrants at their fair value which was determined to be zero. The foregoing impact of warrant value was determined using a modified Black-Scholes methodology and the following assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Grant
	Rate	Life	Volatility	Yield	Date
Class A Warrants	3.07%	2.5 years	29.00%	0.00%	$0.00
Class B Warrants	3.07%	2.5	29.00%	0.00%	$0.00
Placement Warrants	3.07%	2.5	29.00%	0.00%	$0.00
Bridge Warrants	3.07%	2.5	29.00%	0.00%	$0.00

NOTE 9 - INCOME TAXES

The corporation’s tax rate is affected by several factors. The most significant of these factors are changes in tax legislation and the tax characteristics of the corporation’s income and expenses. The corporation’s tax returns are audited and the finalization of issues raised may affect the tax provision. It is reasonably possible that the tax legislation in jurisdictions in which the corporation does business may change in future periods. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of income that is expected to be remitted to the taxing authorities and be taxable.

Pre-tax earnings (losses) and the provision (benefit) for income taxes consisted of the following for the year ended December 31, 2005:

2005
Total pre-tax earnings (losses):	($1,676,234)

Provision for income taxes:
United States federal:
Current	0
Deferred taxes (benefit)	(452,105)
($452,105)
Deferred tax valuation	452,105
Total United States federal	0
State and local	0
Total provision for income taxes	$0

The effective income tax rate on the pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the year ended December 31, 2005:

2005
U.S. federal statutory rate	34.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	4.8%
Permanent Differences	-6.7%
Tax at U.S. statutory rate when company was not subject to entity level tax	-10.5%
Tax at U.S. statutory rate when company was not subject to entity level tax	-1.5%
Valuation allowance	-20.2%
Effective tax rate	0.0%

    The components of the deferred tax provision (benefit) occurring as a result of transactions being reported for financial and tax reporting were:

2005
Net Operating Loss	($458,404)
Fixed Assets	62,173
Deferred Rent	(55,486)
Contribution carryforward	(388)
(452,105)
Valuation Allowance	$452,105
$0

LB CENTER, INC. INDEX TO FINANCIAL STATEMENTS

(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

AJ. ROBBINS, P.C.
CERITIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
LB Center, Inc.
Chicago, Illinois

We have audited the accompanying balance sheet of LB Center, Inc. (f/k/a Bio-Dyne Corporation) (a development stage company) as of March 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2005 and 2004 and for the period from inception of the development stage (November 13, 2003) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LB Center, Inc. (f/k/a Bio-Dyne Corporation) as of March 31, 2005, and the results of their operations and cash flows for the years ended March 31, 2005 and 2004 and for the period from inception of the development stage (November 13, 2003) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a significant loss for the year ended March 31, 2005 and at March 31, 2005 has a stockholders' deficit and a working capital deficit that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AJ. Robbins, P.C.
AJ Robbins PC
Certified Public Accountants
Denver Colorado
June 10, 2005

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

March 31,
2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,930
Total current assets	1,930

Total assets	$1,930

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$498,954
Total Current Liabilities	498,954

Commitments & Contingencies

Stockholders' (deficit)
Common stock, 100,000,000 shares authorized, $0.01par value, 2,995,199 shares (post reverse-split) outstanding at March 31, 2005	29,952
Additional paid-in capital	10,397,866
Accumulated (deficit) in the development stage, subsequent to quasi-reorganization	(155,490)
Accumulated (deficit) prior to quasi-reorganization	(10,769,352)
Total stockholder's (deficit)	(497,024)

Total liabilities and stockholders' (deficit)	$1,930

The accompanying notes are an integral part of these financial statements.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2005	For the Year Ended March 31, 2004	For the Period from November 13, 2003 (Inception of the Development Stage) to March 31, 2005

REVENUES	$—	$—	$—

COSTS AND EXPENSES
Salaries	73,353	—	73,353
General and administrative	82,137	—	82,137
TOTAL EXPENSE	155,490	—	155,490

Net loss	$(155,490)	$—	(155,490)

PER SHARE INFORMATION - BASIC AND DILUTED
Weighted average shares outstanding	94,886	38,989	79,470

NET LOSS PER COMMON SHARE	$(1.64)	$—	$(1.96)

The accompanying notes are an integral part of these financial statements.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock			Accumulated (deficit)
	Shares (post reverse-split)	Amount	Additional Paid-in Capital	in the development stage, subsequent to quasi-reorganization	Accumulated (deficit) prior to quasi-reorganization	Total

Balances, March 31, 2003	$38,989	$390	$10,281,610	$—	$(10,769,352)	$(487,352)

No activity during 12 months ended March 31, 2004	—	—	—	—	—	—

Balances, March 31, 2004	38,989	390	10,281,610	—	(10,769,352)	(487,352)

Stock issued for cash on December 29, 2004
at $.4088 per share	159,000	1,590	63,410	—	—	65,000

Additional shares issued in connection with
stock purchase agreement on December 29,
2004 at $.4088 per share	2,000	20	798	—	—	818

Stock issued for conversion of note payable
on March 29, 2005 at a conversion rate of
$0.0286 per share.	2,795,210	27,952	52,048	—	—	80,000

Net (loss)	—	—	—	(155,490)	—	(155,490)

Balances, March 31, 2005	$2,995,199	$29,952	$10,397,866	$(155,490)	$(10,769,352)	$(497,024)

The accompanying notes are an integral part of these financial statements.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,		For the Period from November 13, 2003 (Inception of the Development Stage)
	2005	2004	to March 31, 2005

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss	$(155,490)	$—	$(155,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	818		818
Change in current assets and liabilities:
Increase in accounts payable and accrued expenses	11,602		11,602
Net cash (used in) operating activities	(143,070)	—	(143,070)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Sales of stock for cash	65,000	—	65,000
Proceeds from convertible notes payable	95,000		95,000
Payments on convertible note payable	(15,000)	—	(15,000)

Net cash provided by financing activities	145,000	—	145,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,930	—	1,930

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,930	$—	1,930

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash for paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of note payable - related party into common stock	$80,000	$—	$80,000

Shares issued for services	$818	$—	$818

The accompanying notes are an integral part of these financial statements.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

1. THE COMPANY

Background

LB Center, Inc. (f/k/a Bio-Dyne Corporation) (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was formed as William E. York, Inc. on October 13, 1989, under the laws of the State of Georgia to acquire Bio-Dyne Corporation ("Bio-Dyne") and ECBB Body Building, Ltd. ("ECBB"), which collectively developed, manufactured, and distributed fitness equipment. On November 30, 1989, the Company acquired 100% of the stock of Bio-Dyne and ECBB.

Following the closing of the transaction, Bio-Dyne was formally dissolved and a Certificate of Dissolution of ECBB was filed with the Department of State of New York. In August 1996, due to narrowing profit margins, the Company closed its operations, and in December 1997 filed a voluntary chapter 11 bankruptcy petition in the State of Georgia. This Chapter 11 bankruptcy petition was later changed to a chapter 7 petition. On November 12, 2003, the bankruptcy case was closed. No assets and $487,352 in liabilities survived the bankruptcy.

Prior to filing bankruptcy, the Company manufactured and sold physical fitness equipment principally for resale to retailers throughout the United States. The Company also sold a full range of physical fitness equipment and accessories of various manufacturers to retail consumers and to commercial and institutional users through its Carolina Fitness Equipment, Inc. (Carolina) and Home Fitness Studios, Inc. (HFS) stores.

On January 6, 2005, the Company's shareholders ratified a 1 for 500 reverse split of its common stock effective January 17, 2005. On January 18, 2005, the Company changed it name to No Good TV, Inc., and on May 3, 2005 the Company changed its name to LB Center, Inc. On March 29, 2005, the Company experienced a change of control as a total of 2,795,210 shares of common stock were issued pursuant to the conversion of a note payable in the amount of $80,000.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred a significant loss for the year ended March 31, 2005 and at March 31, 2005 has a stockholders' deficit and a working capital deficit. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: Management has located a merger or acquisition partner that will benefit from the Company's publicly-traded status (See Note 8). Management also intends to raise additional financing through private debt or equity financing or other means that it deems necessary with a view to moving forward with a merger or acquisition.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the balance sheets for cash and cash equivalents approximate the fair values due to short maturities of these instruments.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

Basic and Diluted Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, none of which are held for trading purposes, including cash, notes payable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Revenue Recognition

The Company is currently in the development stage and does not have any operations or revenue.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. The Company did not have any advertising and marketing expense for the years ended March 31, 2005 and 2004.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.

Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risks

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

3. BANKRUPTCY AND QUASI-REORGANIZATION

On December 10, 1997, the Company submitted voluntary chapter 11 bankruptcy petition # 97-82049-crm to the U.S. Bankruptcy Court, Northern District of George (Atlanta), which was later changed to a chapter 7 bankruptcy petition. In November 2003, the bankruptcy case was closed. No assets and liabilities in the amount of $487,352 survived the bankruptcy.

The Company's emergence from bankruptcy was treated as a quasi-reorganization on the Company's financial statements. The amount of accumulated deficit for the period prior to the discharge of the bankruptcy (inception through November 12, 2003) is shown as “Accumulated deficit prior to quasi-reorganization” on the Company's balance sheet as of March 31, 2005. The amount of accumulated deficit for the period subsequent to the discharge of the bankruptcy (November 13, 2003 through March 31, 2005) is shown as “Accumulated deficit subsequent to quasi-reorganization” on the Company's balance sheet as of March 31, 2005.

4. NOTES PAYABLE

During the year ended March 31, 2005, the Company issued a non-interest bearing convertible note payable in the amount of $50,000 to Hunter World Markets (“Hunter”), a firm controlled by the Company's President and Chief Executive Officer. During the year ended March 31, 2005, Hunter made additional loans to the Company under this convertible note agreement in the aggregate amount of $45,000, and the Company repaid $15,000 to Hunter. In March 2005, the remaining principal amount of this note of $80,000 was converted into 2,795,210 shares (post reverse-split) of the Company's common stock. The Company's President and Chief Executive Officer has agreed to pay the Company's expenses as they are incurred.

5. STOCK TRANSACTIONS

Reverse Stock-Split

The Company executed a 1-for-500 reverse-split of its common stock effective on the close of business on January 17, 2005. Immediately before the reverse split, there were 19,463,529 shares outstanding, and immediately after the reverse-split there were 38,989 shares of common stock outstanding. All per share amounts and number of shares outstanding have been retroactively restated for this adjustment.

Common Stock

In December 2004, the Company sold 159,000 shares (post reverse-split) of its common stock for $65,000.

In December 2004, the Company issued 2,000 shares (post reverse-split) of its common stock valued at $818 for services performed.

In March 2005, the Company issued 2,795,210 shares (post reverse-split) of its common stock for the conversion of a note payable in the amount of $80,000.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

6. INCOME TAXES

Due to the Company's operating losses, there was no provision for U.S. income taxes for the years ended March 31, 2005 and 2004.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $6,600,000, which if not utilized, begin to expire in 2006, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $2,704,000. Due to the change in ownership and control, the future use of the carryforward for tax purposes will be limited.

The Company has provided a valuation reserve against the full amount of the deferred tax asset, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of March 31, 2005 are as follows:

Non Current:
Net operating loss carryforward	$2,704,000
Valuation allowance	(2,704,000)
Net deferred tax asset	$—

The net change in the valuation allowance is $53,000.

7. STOCK OPTIONS

In November, 1991, the Company adopted a non-qualified stock option plan (the "1991 Plan") to permit employees to purchase 200 shares of the Company's common stock post-reverse stock split. Options granted under the Plan are exercisable under terms and conditions set by the Board of Directors, which state among other things that employees are 100% vested after two years from the date of grant. No options have been exercised under the Plan as of March 31, 2005. All former employees have been terminated since the adoption of this non-qualified stock option plan and their options expired.

In April 1994, the Company adopted a non-qualified stock option plan ("the 1994 Plan") to permit officers, directors, consultants, and employees of the Company to purchase up to 2,000 shares of the Company's common stock (post-reverse stock split). Options granted under the 1994 Plan are exercisable under terms and conditions set by the Board of Directors, which currently provide, among other things, that the exercise price shall not be less than the then current fair market value of the shares of common stock subject to the option on the date of grant. All former employees have been terminated since the adoption of this non-qualified stock option plan and their options expired.

LB CENTER, INC.
(f/k/a BIO-DYNE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

8. SUBSEQUENT EVENTS

On June 3, 2005, the Company entered into an Agreement and Plan of Merger with The Berman Center, Inc., a privately held Delaware corporation (“Berman Center”), pursuant to which the stockholders of Berman Center acquired approximately 87% of the Company's issued and outstanding common stock through a merger transaction, with the Company's existing stockholders continuing to own the remaining 13% of the issued and outstanding common stock after the merger. The merger was consummated through the merger of the Company's newly formed wholly-owned subsidiary, LBC MergerSub, Inc., a Nevada corporation, with and into Berman Center, with Berman Center being the surviving corporation. The merger was intended to be a "tax-free" reorganization pursuant to the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. As a result of the merger, Berman Center is a wholly-owned subsidiary of the Company. The shareholders of Berman Center were issued 1.535999487 shares of the Company's common stock for each share of Berman Center common stock. In addition, each Berman Center warrant or option outstanding immediately prior to the merger are now warrants or options to purchase 1.535999487 shares of the Company's common stock. On June 20, 2005, The Berman Center, Inc. changed its name to Berman Health and Media, Inc.

On June 20, 2005, the Company merged with and into Berman Center, Inc. a newly formed Delaware Corporation. Berman Center, Inc. is the surviving corporation and the Company's name is now Berman Center, Inc.