Form 10QSB
period 2006-03-31
BERMAN CENTER, INC.
filed 2006-05-12
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

There were 31,402,628 shares (excluding Escrow Shares, as defined below) outstanding of registrant’s common stock, par value $.001 per share, as of April 30, 2006.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No    ☒

BERMAN CENTER, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of March 31, 2006 (unaudited)	1

	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited) and for the period from January 16, 2003 (inception) to March 31, 2006 (unaudited)	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited) and for the period from January 16, 2003 (inception) to March 31, 2006 (unaudited)	3

	Notes to the Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14

ITEM 3.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION		22

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
As of March 31, 2006
(unaudited)

March 31,
2006
Assets	(unaudited)
Current Assets:
Cash	$465,639
Accounts Receivable	28,134
Deposits	180,250
Inventory	10,250
Prepaid Expenses	216,538
Total Current Assets	900,812

Property and Equipment:
Furniture	190,587
Leasehold Improvements	253,786
Equipment	412,910
Property and Equipment - Gross	857,283
Less: Accumulated Depreciation	(306,067)
Property and Equipment - Net	551,216

Total Assets	$1,452,028

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$162,169
Deferred Revenue	85,125
Accrued Expenses	520,824
Deferred Rent	156,370
Capital Lease - Current	14,107
Total Current Liabilities	938,595

Long-Term Liabilities:
Capital Lease - Non-Current	9,873
Total Long-Term Liabilities	9,873

Total Liabilities	948,468

Stockholders' Equity:
Preferred Stock, $0.001 par value 25,000,000 shares authorized 0 shares outstanding at March 31, 2006	-
Common Stock, $0.001 par value, 100,000,000 shares authorized 31,402,628 shares outstanding at March 31, 2006	31,402
Additional paid-in Capital	5,197,446
Deficit Accumulated in the Development Stage	(4,725,288)
Total Stockholders' Equity	503,560

Total Liabilities and Stockholders' Equity	$1,452,028

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005 (unaudited) and
For the period from January 16, 2003 (inception) to March 31, 2006 (unaudited)

			For The Period
			from January 16,
	For The Three	For The Three	2003
	Months Ended	Months Ended	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
Revenue	(unaudited)	(unaudited)	(unaudited)
- Clinics	$117,610	$104,496	$1,309,401
- Seminars and conferences	-	-	467,225
- Research, studies and trials	177,500	-	424,686
- Radio advertising	-	50,000	50,000
- Publishing	171,975	-	174,072
- Television	119,386	-	129,847
- Royalty	32,902	-	62,922
- Other	12,000	-	12,000
Total Revenue	631,373	154,496	2,630,153

Cost of Services:
Clinics	153,832	97,727	1,562,062
Seminars and conferences	-	-	419,205
Research, studies and trials	69,320	500	315,059

Total Cost of Services	223,152	98,227	2,296,326

Gross Profit / (Loss)	408,221	56,269	333,827

Selling, General & Administrative Expenses	467,797	403,516	5,018,323

Loss from Operations	(59,576)	(347,247)	(4,684,496)

Interest Expense	298	-	40,791

Net Loss	$(59,874)	$(347,247)	$(4,725,287)

Basic and Diluted Loss Per Share	$(0.00)	$(0.02)

Weighted-Average Shares Outstanding	31,402,628	17,927,819

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005 (unaudited) and
For the period from January 16, 2003 (inception) to March 31, 2006 (unaudited)

			For the Period
			from January 16,
	For the Three	For the Three	2003
	Months Ended	Months Ended	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from Operating Activities:
Net Loss	$(59,874)	$(347,247)	$(4,725,287)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Depreciation and Amortization	39,325	32,429	306,068
Issuance of Shares for Compensation	-	10,000	120,000
(Increase) Decrease in
Accounts Receivable	(17,673)	100	(28,134)
Deposits	41,313	-	(180,250)
Prepaid Expenses and Other Current Assets	(142,989)	(21,657)	(216,539)
Inventory	(3,524)	(654)	(10,250)
Increase (Decrease) in
Accounts Payable	(8,941)	(10,602)	152,060
Deferred Revenue	(119,283)	-	88,506
Accrued Expenses	(25,614)	(16,592)	28,219
Deferred Rent	13,431	20,026	156,748

Net Cash Used in Operating Activities	(283,829)	(334,197)	(4,308,860)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	-	-	(811,051)
Net Cash used in Investing Activities	-	-	(811,051)

Cash Flows from Financing Activitites:
Proceeds from Issuance of Common Stock	-	126,742	5,607,802
Payments on Capital Leases	(3,618)	-	(22,253)
Net Cash provided by Financing Activities	(3,618)	126,742	5,585,549

Net Decrease in Cash and Cash Equivalents	(287,447)	(207,455)	465,639

Cash and Cash Equivalents, Beginning of Period	753,087	242,435	-

Cash and Cash Equivalents, End of Period	$465,639	$34,980	$465,639

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004, the company issued 628,458 shares as compensation to some members of the Board of Directors, valued at $120,000. The shares were issued as compensation for services performed. During the three months ended March 31, 2006 and March 31, 2005, $0 and $10,000 was amortized to compensation expense, respectively.

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Berman Center, Inc. (the “Company”) (a development stage company), headquartered in Chicago, Illinois, is a specialized health center for women focused on female sexual health and menopause management. The Company operates through its wholly owned subsidiary, Berman Health and Media, Inc. (“BHM”). Dr. Laura Berman, the Company’s President, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University. Berman Center is attempting to leverage Dr. Berman’s credentials by creating a portfolio of branded related products and services that are marketed through a diversified media platform.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the quarter ended March 31, 2006, the Company incurred a net loss of $59,874 and had negative cash flows from operations of $283,829. In addition, the Company had an accumulated deficit of $4,725,287 at March 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation
These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Television revenue represents revenue earned from appearances Dr. Berman has made on Fox News in the Morning and from the weekly taping and production of the new reality television show ‘Sexual Healing’ which will air on the Showtime cable channel. When such revenue is generated, we recognize this revenue when it is earned, the services are performed and collection is probable.

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

Deferred Revenue
The Company records deferred revenue on amounts received in advance from clients and corporate sponsors to support the work of the clinic while it conducts research studies or while Dr. Laura Berman writes a book. The Company also receives amounts in advance from registrants who plan to attend conferences conducted by the clinic. The revenue is recognized on the Company’s financial statements when the work is complete and the results of the research are released or the book is published and when the conference has been conducted. As of March 31, 2006, the deferred revenue liability on the Company’s balance sheet is $85,125 (unaudited).

Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, accrued payroll, and deferred revenue. The book value of all other financial instruments is representative of their fair values.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R are effective for the Company beginning in the quarter ended March 31, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Stock option activity was as follows for the years ended December 31, 2004 and 2005 and the quarter ended March 31, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Options Exercisable
Balance at
January 1, 2004	-	$ -	-
Options granted	314,230	0.19	314,230
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
Balance at
December 31, 2004	314,230	0.19	314,230
Options granted	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
Balance at
December 31, 2005	314,230	$0.19	314,230
Options granted	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
March 31, 2006	314,230	$0.19	314,230

All options as of March 31, 2006 are fully vested. The following table summarizes the status of the Company’s stock options outstanding and exercisable as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.19	314,230	8.15 years	$0.19	314,230	$0.19

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company's dividend history. The stock volatility factor is based on the past three years of market prices of the Company's common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the expected life of the option on a straight line basis.

The foregoing impact of option value was determined using Black-Scholes methodology and the following assumptions:

Weighted
		Risk-Free	Average		Expected	Fair Value
		Interest	Expected	Expected	Dividend	at Grant
		Rate	Life	Volatility	Yield	Date
2004	Director options	3.07%	1.15 years	29.00%	0.00%	$0.00

The Company did not record any compensation expense during the three months ended March 31, 2006, as all employee stock options were fully vested.

No comparable information is presented for the three month period ended March 31, 2005 as the Company adopted the disclosure requirements for SFAS No. 123R using the modified prospective approach effective with periods commencing on January 1, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the three months ended March 31, 2005.  For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

Net income (loss):
As reported	$(347,247)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,181)
Pro forma	(328,428)

Basic and diluted earnings (loss) per share of common stock:
As reported	$(0.02)
Pro forma	$(0.02)

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

At March 31, 2006 and 2005, the following common equivalent shares were excluded from the computation of loss per share since their effect is anti-dilutive.

	For the Three Months Ended
	March 31,
	2006	2005

Options	314,230	314,230
Warrants	10,591,085	--

Income Taxes
Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the change during the year in the deferred income tax asset or liability.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in the future based on the Company’s current and expected operating results.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consisted of the following:

March 31,
2006
(unaudited)

Equipment	412,910
Furniture and fixtures	190,587
Leasehold improvements	253,786
857,283

Less accumulated depreciation and amortization	306,067

Total	$551,216

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $39,325 (unaudited) and $32,428 (unaudited), respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. A $250,000 letter of credit was originally required to provide credit support for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At March 31, 2006 the cash deposit balance paid to the landlord was $165,250(unaudited). This amount is included in the balance for Deposits reported on the Balance Sheet at March 31, 2006. Total rent expense incurred for the quarters ended March 31, 2006 and 2005 was $53,593 (unaudited) and $44,960 (unaudited) respectively. In addition, the Company leases office space in Naperville, Illinois (a suburb of Chicago). This office serves as a smaller second clinic facility. Total rent expense incurred for this facility was $6,000 (unaudited) and $0 (unaudited) for the quarters ended March 31, 2006 and 2005, respectively.

At March 31, 2006 the Company is obligated under several capital equipment leases with various vendors. The capital leases are calculated using a 4.0% interest rate per annum. The monthly capital lease payments range between $563 and $1,292 and terminate through December 2008.

Future minimum lease payments under operating and capital leases at March 31, 2006 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2006	$185,445	$11,627
2007	247,958	8,217
2008	255,443	6,759
2009	263,061	-
2010	270,946	-
Thereafter	1,020,007
Total minimum lease payments	$2,242,860	26,603

Less amounts representing interest		2,623
		23,980
Less current portion		14,107

Long-term portion		$9,873

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

Escrow Shares

LB Center also issued 2,303,999 shares of common stock into escrow for a period of 24 months to cover indemnification obligations, if any, to BHM and its stockholders (the “Escrow Shares”) in connection with the Merger.  If a valid claim for indemnification is made against LB Center resulting from a breach of any of the representations, warranties or covenants, all or a portion of the Escrow Shares would be issued on a pro rata basis to those parties who were BHM stockholders of record immediately prior to the Merger. To the extent that the Escrow Shares are not distributed to former holders of BHM stock as a result of indemnification claims made prior to the end of the 24 month period following the Merger, those Escrow Shares will be canceled.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

There were no new shares issued during the quarter ended March 31, 2006.

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

During the year ended December 31, 2004, the Company completed the following transactions:

•
Issued 628,462 restricted shares to several members of the Board of Directors, as compensation for future employment of three years, valued at $120,000. A total of 130,930 shares vested during 2004. Total compensation expense recorded for the year ended December 31, 2004 is $25,000.

•	Issued 12,766,370 shares for a cash total of $2,729,481 to third party investors.

The following table summarizes the status of the Company’s warrants outstanding and exercisable as of March 31, 2006:

	Warrants Outstanding			Warrants Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.21 - $1.03	10,591,085	2.15 years	$0.77	10,591,085	$0.77

It is the Company’s policy to state the warrants at their fair value which was determined to be zero. The foregoing impact of warrant value was determined using a modified Black-Scholes methodology and the following assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Grant
	Rate	Life	Volatility	Yield	Date
Class A Warrants	3.07%	2.25 years	29.00%	0.00%	$0.00
Class B Warrants	3.07%	2.25	29.00%	0.00%	$0.00
Placement Warrants	3.07%	2.25	29.00%	0.00%	$0.00
Bridge Warrants	3.07%	2.25	29.00%	0.00%	$0.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Financial Statements, including the notes related thereto, and other financial information included herein. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. In addition, the information in this report includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

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

Our principal source of revenue is from the clinical services that we provide out of our downtown Chicago clinic, comprising of approximately 10,000 square feet. Our clinical staff works to improve our patients’ quality of life, health and relationships. Clinical services include talk therapy performed by licensed clinical social workers, medicine, as practiced by physicians and nurse practitioners, serum and saliva testing services, nutritional counseling and yoga classes. We operate a hormonal management clinic, counseling center and sexual function testing center. Our hormone management clinic is a facility that can treat a variety of female hormone deficiency cases including menopausal symptom relief and sexual function improvement. Our sexual function testing center is a facility that measures hormone levels, nerve function and other sensory impairment issues, blood flow abnormalities in the genital region, and signs of emotional difficulty, relationships discord and past trauma and abuse. Our clinical staff currently includes one nurse practitioner, one medical assistant and two talk therapists, all of whom work for us.

Clinical services accounted for 65% and 60% of our revenue for the years ended December 31, 2005 and 2004, respectively, and 19% and 68% respectively for the three months ended March 31, 2006 and 2005. The amount of our losses since we began our current operations in the female sexual health business in January 2003 through March 31, 2006 is $4,725,287. Revenue from clinic operations for the three months ended March 31, 2006 increased by $13,114 as compared to the three months ended March 31, 2005, from $104,496 to $117,610. The increase is due to a slight improvement in the demand for our clinic services as compared to the same period from the previous year.

We generate additional revenue from medical education courses. We hold continuing medical education courses, which accounted for 23% and 25% of our revenue for the years ended December 31, 2005 and 2004, respectively. There was no revenue from education courses or seminars for the three months ended March 31, 2006 or the three months ended March 31, 2005. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. The revenue generated from our clinical services and medical education courses accounted for approximately 89% and 85% of our revenue for the years ended December 31, 2005 and 2004, respectively.

In addition to clinical services and medical education courses, we generate revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. In connection with the book’s release, Dr. Berman received a final advance payment of $77,916, after deducting her literary agent’s commission, during January 2006; and, the payment has been paid to our company in accordance with Dr. Berman’s employment agreement. At December 31, 2005, there was a balance of $88,958 in deferred revenue related to amounts received previously to support the book. Dr. Berman’s book was released in January 2006 and total revenue of $166,874 from the book is recognized for the three months ended March 31, 2006. In addition to the payment that we received in connection with The Passion Prescription, we have received various smaller amounts of publishing revenue from a few magazine companies from allowing them to publish excerpts of Dr. Berman’s book in their respective magazines. Costs that we incur in connection with book publishing primarily consist of internal payroll expenses for our staff writer who assists Dr. Berman in authorship of a book. Our writer’s annual salary is approximately $75,000.

We have recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, will track three couples' progress through intensive couples therapy at the Berman Center over a one-week period. We expect there to be nine such weekly episodes. The ShowTime Network picked up the series in September 2005 and plans to premier the show on July 21, 2006. We are entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments are guaranteed by Showtime Network for the first season of the show. Showtime Network is not obligated to renew the show for a second season. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public, and if our Showtime series fails to secure a sufficient audience, our programming could be canceled and the revenues we generate and anticipate generating from television programming would decline. During the three months ended March 31, 2006, the Company has earned revenue and received payment for the first four weekly shows produced from our television production business in connection with the Showtime series. The pilot show was produced in 2005 and the remaining 4 episodes will be produced in April of 2006.

We recently entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. In addition to subscription revenue, if any, the website will offer for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share or royalty of the revenue of the product line paid to California Exotics. For the year ended December 31, 2005, we received $28,453 in revenue from the commission on sales of the Berman Center Intimate Accessories line of products. For the three months ended March 31, 2006 and 2005 we recognized revenue of $32,902 and $0 respectively from such royalties.

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

Revenue related to the hosting of continuing medical education seminars for clinicians is recognized once the seminar has been conducted. Costs for these revenues primarily consist of hotel charges for the rooms and audio visual equipment as well as payments of honorariums to speakers at the seminar. Costs for these revenues are also recognized once the seminar has been conducted.

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

Radio and royalty revenue represents advertising revenue earned from sponsors who advertise on the Dr. Laura Berman Radio Show, royalties from products licensed by us. All of our revenue from radio advertising for the year ended December 31, 2005 was received from a single advertiser and was a single occurrence. Dr. Berman is not paid for hosting her radio show. We earn revenue at times, from television appearances that are made by Dr. Berman and from the taping of a new reality television series called ‘Sexual Healing’ which will air on the Showtime cable channel. Publishing revenue represents revenue earned from releasing of a new book written by Dr. Berman. Revenue from research projects represent revenue generated from a study conducted by Dr. Berman. When such revenue is generated, we recognize the revenue when it is earned, the services are performed and collection is probable.

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

Comparison of the Three Months ended March 31, 2006 to the Three Months ended March 31, 2005

Revenue	For the three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Clinic revenue	$117,610	$104,496
Research, studies and trials	177,500	--
Radio Advertising	--	50,000
Publishing	171,975	--
Television	119,386	--
Royalty	32,902	--
Other	12,000	--
Total Revenue	$631,373	$154,496

Total revenue increased significantly in the three months ended March 31, 2006 to $631,373 as compared to $154,496 for the three months ended March 31, 2005. This is primarily due to significant Media activities and a research study conducted in the three months ended March 31, 2006. Revenue from clinic operations for the three months ended March 31, 2006 increased by $13,114 as compared to the three months ended March 31, 2005, from $104,496 to $117,610. The increase is due to a slight improvement in the demand for our clinic services as compared to the same period from the previous year. Revenue for the three months ended March 31, 2006 also included $303,361 in Media revenue, which breaks down as follows: publishing revenue of $171,975 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’); $116,686 of revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 4 weekly shows produced out of 8 shows to be produced in total); public relations revenue of $12,000 (this revenue is generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $2,700 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show. In comparison, there was no Media revenue for the three months ended March 31, 2005. The Company earned Research revenue of $177,500 in the three months ended March 31, 2006. The research project focused on sexual intimacy and was sponsored by Johnson & Johnson. There was no research revenue for the three months ended March 31, 2005. Revenue for the three months ended March 31, 2005 also included $50,000 in radio advertising revenue. There was no radio advertising revenue for the three months ended March 31, 2006. Royalty revenue for the three months ended March 31, 2006 was $32,902. There was no Royalty revenue for the three months ended March 31, 2005. We reported royalty revenue for the first time in the third quarter of 2005. Royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold. As such, the aforementioned revenue activities comprise the $476,877 increase in revenue for the three months ended March 31, 2006 as compared to the same period in 2005.

Expenses

Cost of Goods Sold

	For the three months ended March 31,
	2006 (unaudited)	2005 (unaudited)
Clinics	$153,832	$97,227

Research, Studies and Trials	$69,320	500
	$223,152	$98,227

Gross Margin	$408,221	$56,269

Gross Margin %	64.6%	36.4%

Cost of goods sold during the three months ended March 31, 2006 of $223,152 was $124,925 higher than cost of goods sold during the three months ended March 31, 2005 of $98,227. This is due mainly to higher staffing levels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Staff reductions and salary cuts had been put in place by the latter part of 2004 that carried over to 2005. Management implemented these reductions in an effort to bring expenses more in line with revenue at that time. By comparison, in the second half of 2005 management began increasing staff levels. One Medical Assistant was added in the 2nd quarter of 2005. In the 3rd quarter of 2005, a Patient Concierge was added along with a second Talk Therapist. Another reason for higher cost of goods sold in the three months ended March 31, 2006 is due to research expenses of $69,320. These expenses represent outside costs incurred associated with the sexual intimacy study conducted by the company. The Company earned $177,500 on the research project. Outside lab expenses were also higher for the three months ended March 31, 2006 because clinic revenue was higher compared to the prior year.

For the three months ended March 31, 2005, cost of services consisted of $94,522 in payroll related costs, outside lab costs of $3,205 and research expenses of $500. For the three months ended March 31, 2006, cost of services consisted of $143,831 in payroll related costs, outside lab fees of $10,000 and research expenses of $69,320.

Selling, General and Administrative Expenses

	For the three months ended March 31,
	2006 (unaudited)	2005 (unaudited)
Selling, General & Administrative Expenses:	$467,797	$403,516

S,G&A (as a % of revenue)	74.1%	261.2%

Selling, general and administrative expenses during the three months ended March 31, 2006 of $467,797 was $64,281 higher than selling, general and administrative expenses for the three months ended March 31, 2005 of $403,516. This is mainly due to expenses incurred related to meeting the obligations of being a public company. The expenses incurred include the following: independent auditor fees and legal fees pertaining to our registration statement on Form SB-2, subsequent amendment filings, and the annual and quarterly report filings. The expenses also include stock transfer agent fees, and various state, federal and electronic filing fees. By comparison, there were no related expenses for this during the three months ended March 31, 2005. In addition, payroll related expenses increased by $43,419 as the company added to administrative staff in the latter part of 2005. In the 3rd quarter 2005, the Company added a Public Relations employee and during the 4th quarter of 2005 the Company added a senior accountant. Outside costs related to public relations decreased by $57,657 from $59,587 for the three months ended March 31, 2005 to $1,930 for the three months ended March 31, 2006. This saving in outside public relations costs offsets the increase in payroll expenses related to adding this position within the Company.

For the three months ended March 31, 2005, the significant components of selling, general and administrative expenses consisted of the following: $106,168 in payroll related costs, $59,587 in expenses related to public relations, promotions and advertising, $69,133 in rent expense, $8,611 in commercial insurance expenses, $4,120 in costs for systems and technology, $32,428 in depreciation expense and $8,124 in legal expenses.

The remaining significant components of selling, general and administrative expenses for the three months ended March 31, 2006 include: $149,587 in expenses related to payroll related costs, $73,794 in rent expense, $39,325 in depreciation expense, $30,150 in consultant fees, $26,373 in commercial insurance expenses, and $11,192 in costs related to systems and technology.

Net Loss

	For the three months ended March 31,
	2006 (unaudited)	2005 (unaudited)
Net Profit / (Loss)	$(59,874)	$(347,247)
% of Revenue	-9.5%	-224.8%

Net loss decreased from $347,247 in the three months ended March 31, 2005 to $59,874 for the three months ended March 31, 2006. The positive change is mainly due to the significant increase in Media revenue in the three months ended March 31, 2006. The total revenue from media activities of $303,361 breaks down as follows: publishing revenue of $171,975 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’); $116,686 revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 4 weekly shows produced out of 8 shows to be produced in total) and public relations revenue of $12,000. The Company conducted a research project in the three months ended March 31, 2006. This study produced a net profit of $108,180. The Company also recognized Royalty revenue of $32,902 which have no costs associated with it. By comparison, in the three months ended March 31, 2005, the Company recognized only $50,000 of radio advertising revenue and $104,496 in clinic revenue. There was no revenue from the release of a new book, a research study or royalties during the related period in 2005.

For the three months ended March 31, 2005, cost of services amounted to $98,227 resulting in a positive gross margin of $56,269. Selling, general and administrative expenses totaled $403,516 which resulted in a net loss for the three months ended March 31, 2005 of $347,247.

For the three months ended March 31, 2006, cost of services amounted to $223,152 resulting in a positive gross margin of $408,221. Selling, general and administrative expenses totaled $467,797 which resulted in a net loss for the three months ended March 31, 2006 of $59,874.

Liquidity and Capital Resources

At March 31, 2006, we had current assets of $900,812 consisting of cash and cash equivalents of $465,639 and other current assets of $435,172. At March 31, 2006, we also had current liabilities of $938,595 consisting of accounts payable of $162,169 and other current liabilities of $776,426. This resulted in a negative net working capital at March 31, 2006 of $37,783. During the three months ended March 31, 2006, we used cash in operating activities of $283,829. From the date of inception (January 2003) to March 31, 2006, we have had a net loss of $4,725,287 and have used cash in the amount of $4,308,860 in operating activities.

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

The net proceeds from our recent private placement transaction in June 2005 was $2.3 million. We have and intend to use the net proceeds from the private placement for expenses related to the private placement and reverse merger, for working capital and general corporate purposes. Since June of 2005 (the month of the reverse merger / private placement), we have hired eleven new employees with annual salaries of approximately $574,000. Some of these employees were subsequently terminated as a reduction-in-staff for purposes of cost savings which occurred during the 4th quarter of 2005. We also have used approximately $60,000 to provide equipment and supplies for our new clinical office in Naperville, a suburb of Chicago, Illinois. In addition, we used a portion of the net proceeds to market our services more aggressively than we have in the past. Beginning in September of 2005, the Company began aggressively advertising its services in magazines and on the radio. As of December 31, 2005, the Company spent $278,479 for such advertisements. Due to the high expense of advertising and its unsatisfactory level of effectiveness, the Company eliminated a major portion of its advertising campaign (for the three months ended March 31, 2006, the Company spent only $5,000 for advertising). In addition, we have and intend to use the net proceeds from the private placement to pay for ongoing legal and audit services and other fees related to our public filings with the Securities and Exchange Commission.

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

RISK FACTORS

Other than with respect to the following risk factors, which have been updated and restated in their entirety below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-KSB for the year ended December 31, 2005. With respect to this discussion, the terms “Berman Center,”  “Company”, "we," "us," and "our" refer to the registrant, Berman Center, Inc., and our wholly owned subsidiary, Berman Health and Media, Inc.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. As of March 31, 2006, we had an accumulated deficit of $ 4,725,287. Our losses for the three months ended March 31, 2006 and 2005 were $59,874 and $347,247, respectively, and our loss for the year ended December 31, 2005 was $2,421,768. Revenue from clinic operations, our primary source of revenue, for year ended ,December 31, 2005 decreased by $136,611 as compared to the year ended December 31, 2004, from $664,201 to $527,590. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
_______
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

BERMAN CENTER, INC. (Registrant)

Date: May 12, 2006	By:	/s/ Samuel Chapman
Samuel Chapman
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)