Form 10QSB
period 2006-06-30
BERMAN CENTER, INC.
filed 2006-08-14
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
0-19562

BERMAN CENTER, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1865733 (I.R.S. Employer Identification No.)

211 EAST ONTARIO, SUITE 800, CHICAGO, ILLINOIS	60611
(Address of principal executive offices)	(Zip Code)

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

There were 32,693,599 shares (excluding Escrow Shares, as defined below) outstanding of registrant’s common stock, par value $.001 per share, as of July 31, 2006.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No    ☒

BERMAN CENTER, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
As of June 30, 2006
(unaudited)

June 30, 2006
Assets
Current Assets:
Cash	$614,890
Accounts Receivable	5,421
Deposits	165,250
Inventory	11,555
Prepaid Expenses	98,967
Total Current Assets	896,083

Property and Equipment:
Furniture	190,587
Leasehold Improvements	253,786
Equipment	412,910
Property and Equipment - Gross	857,283
Less: Accumulated Depreciation	(345,391)
Property and Equipment - Net	511,892
Total Assets	$1,407,975

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$313,115
Deferred Revenue	26,125
Accrued Expenses	579,863
Deferred Rent	159,091
Capital Lease - Current	11,572
Total Current Liabilities	1,089,766

Long-Term Liabilities:
Capital Lease - Non-Current	9,177
Total Long-Term Liabilities	9,177

Total Liabilities	1,098,943

Stockholders’ Equity:
Preferred Stock, $0.001 par value 25,000,000 shares authorized
0 shares outstanding at June 30, 2006	0
Common Stock, $0.001 par value, 100,000,000 shares authorized
32,693,599 shares outstanding at June 30, 2006	32,693
Additional paid-in Capital	5,584,905
Deficit Accumulated in the Development Stage	(5,308,566)
Total Stockholders’ Equity	309,032

Total Liabilities and Stockholders’ Equity	$1,407,975

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited) and
For the Period from January 16, 2003 (inception) to June 30, 2006 (unaudited)

	For The Three Months Ended June 30, 2006	For The Three Months Ended June 30, 2005	For The Six Months Ended June 30, 2006	For The Six Months Ended June 30, 2005	For the period January 16, 2003 (Inception) through June 30, 2006
Revenue - Clinics	$110,999	$142,934	$228,609	$247,430	$1,420,400
- Seminars and conferences	193,375	-	193,375	-	660,600
- Research, studies and trials	-	-	177,500	-	424,686
- Radio advertising	-	-	-	50,000	50,000
- Publishing	427	-	172,402	-	174,499
- Television	116,687	-	236,073	-	246,534
- Royalty	20,668	-	53,571	-	83,591
- Other	31,000	-	43,000	-	43,000
Total Revenue	473,157	142,934	1,104,530	297,430	3,103,310

Cost of Services:
Clinics	155,893	117,652	309,725	215,379	1,717,953
Seminars and conferences	425,690	-	425,690	-	844,895
Research, studies and trials	-	1,225	69,320	1,725	315,059

Total Cost of Services	581,583	118,877	804,735	217,104	2,877,907

Gross Profit / (Loss)	(108,426)	24,057	299,795	80,326	225,403

Selling, General & Administrative Expenses	474,169	814,326	941,966	1,217,842	5,492,492

Loss from Operations	(582,594)	(790,269)	(642,171)	(1,137,516)	(5,267,089)

Interest Expense	685	40,493	984	40,493	41,477

Net Loss	$(583,280)	$(830,761)	$(643,154)	$(1,178,008)	$(5,308,567)

Basic and Diluted Loss Per Share	$(0.02)	$(0.04)	$(0.02)	$(0.06)

Weighted-Average Shares Outstanding	31,501,933	21,167,763	31,452,555	19,562,516

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005 (unaudited) and
For the period from January 16, 2003 (inception) to June 30, 2006 (unaudited)

	For the Six Months Ended June 30, 2006 (unaudited)	For the Six Months Ended June 30, 2005 (unaudited)	For the Period from January 16, 2003 (inception) to June 30, 2006 (unaudited)
Cash flows from Operating Activities:
Net Loss	$(643,154)	$(1,178,008)	$(5,308,567)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Depreciation and Amortization	78,649	65,039	345,392
Issuance of Shares for Compensation	-	95,000	120,000
(Increase) Decrease in
Accounts Receivable	5,041	3,100	(5,420)
Deposits	56,313	(15,000)	(165,251)
Prepaid Expenses and Other Current Assets	(25,418)	(66,431)	(98,967)
Inventory	(4,828)	2,051	(11,555)
Increase (Decrease) in
Accounts Payable	142,005	118,651	303,012
Deferred Revenue	(178,283)	38,243	29,506
Accrued Expenses	33,425	6,576	87,258
Deferred Rent	16,152	38,435	159,469

Net Cash Used in Operating Activities	(520,098)	(892,344)	(4,545,127)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	-	(21,895)	(811,051)
Net Cash Used in Investing Activities	-	(21,895)	(811,051)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	388,750	2,878,321	5,996,552
Payments on Capital Leases	(6,849)	-	(25,484)

Net Cash Provided by Financing Activities	381,901	2,878,321	5,971,068

Net Increase (Decrease) in Cash and Cash Equivalents	(138,197)	1,964,082	614,890

Cash and Cash Equivalents, Beginning of Period	753,087	242,435	-

Cash and Cash Equivalents, End of Period	$614,890	$2,206,517	$614,890

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004, the Company issued 628,458 shares as compensation to some members of the Board of Directors, valued at $120,000. The shares were issued as compensation for services performed. During the six months ended June 30, 2006 and June 30, 2005, $0 and $95,000 was amortized to compensation expense, respectively.

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Berman Center, Inc. and subsidiaries (the “Company”) (a development stage company), headquartered in Chicago, Illinois, is a specialized health center for women focused on female sexual health. The Company operates through its wholly owned subsidiary, Berman Health and Media, Inc. (“BHM”). Dr. Laura Berman, the Company’s President, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University. Berman Center is attempting to leverage Dr. Berman’s credentials by creating a portfolio of branded related products and services that are marketed through a diversified media platform.

Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats. There will be a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the six months ended June 30, 2006, the Company incurred a net loss of $643,154 (unaudited) and had negative cash flows from operations of $520,098 (unaudited). In addition, the Company had an accumulated deficit of $5,308,567 (unaudited) at June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred Revenue
The Company records deferred revenue on amounts received in advance from clients and corporate sponsors to support the work of the clinic while it conducts research studies or while Dr. Laura Berman writes a book. The Company also receives amounts in advance from registrants who plan to attend conferences conducted by the clinic. The revenue is recognized on the Company’s financial statements when the work is complete and the results of the research are released or the book is published and when the conference has been conducted. As of June 30, 2006, the deferred revenue liability on the Company’s balance sheet is $26,125 (unaudited).

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

Stock option activity was as follows for the years ended December 31, 2004 and 2005 and the six months ended June 30, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Options Exercisable
Balance at
January 1, 2004	-	$-	-
Options granted	314,230	0.19	314,230
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
Balance at
December 31, 2004	314,230	0.19	314,230
Options granted	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
Balance at
December 31, 2005	314,230	$0.19	314,230
Options granted	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
June 30, 2006	314,230	$0.19	314,230

All options as of June 30, 2006 are fully vested. The following table summarizes the status of the Company’s stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.19	314,230	7.90 years	$0.19	314,230	$0.19

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

The foregoing impact of option value was determined using Black-Scholes methodology and the following assumptions:

Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Grant
	Rate	Life	Volatility	Yield	Date
2004 Director options	3.07%	0.9 years	29.00%	0.00%	$0.00

The weighted average exercise prices for options granted and exercisable and weighted average remaining contractual life for options outstanding as of June 30, 2005 and June 30, 2006 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of June 30, 2005:
Employees - Outstanding	314,230	$0.19	1.9	$-
Employees - Expected to Vest	314,230	$0.19	1.9	$-
Employees - Options Exercisable	314,230	$0.19	1.9	$-

As of June 30, 2006:
Employees - Outstanding	314,230	$0.19	0.9	$-
Employees - Expected to Vest	314,230	$0.19	0.9	$-
Employees - Options Exercisable	314,230	$0.19	0.9	$-

The Company did not record any compensation expense during the three and six months ended June 30, 2006, as all employee stock options were fully vested.

No comparable information is presented for the three and six month periods ended June 30, 2005 as the Company adopted the disclosure requirements for SFAS No. 123R using the modified prospective approach effective with periods commencing on January 1, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the three and six months ended June 30, 2005.  For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

	For The Six	For The Three
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income (loss):
As reported	($1,178,008)	($830,761)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	($9,460)	($8,279)
Pro forma	($1,187,468)	($839,040)

Basic and diluted earnings (loss) per shares of common stock:
As reported	($0.06)	($0.04)
Pro forma	($0.06)	($0.04)

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

At June 30, 2006 and 2005, the following common equivalent shares were excluded from the computation of loss per share since their effect is anti-dilutive.

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2006	2005	2006	2005

Options	314,230	314,230	314,230	314,230
Warrants	9,900,114	10,591,085	9,900,114	10,591,085

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

The significant components of the provision for income taxes for the six months ended June 30, 2006 and 2005 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.

Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 consisted of the following:

June 30, 2006 (unaudited)

Equipment	$412,910
Furniture and fixtures	190,587
Leasehold improvements	253,786

857,283
Less accumulated depreciation and amortization
345,391

Total	$511,892

Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $78,649 (unaudited) and $65,038 (unaudited), respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. A $250,000 letter of credit was originally required to provide credit support for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At December 31, 2005 the cash deposit balance paid to the landlord was $206,563. This amount is included in the balance for Deposits reported on the Balance Sheet at December 31, 2005. At June 30, 2006, the deposit balance was $165,250 (unaudited). Total rent expense incurred for the six months ended June 30, 2006 and 2005 was $136,300 (unaudited) and $129,258 (unaudited) respectively. Total rent expense for the three months ended June 30, 2006 and 2005 was $67,204 and 67,179 (unaudited) respectively The Company’s lease for the Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. The Naperville office (a suburb of Chicago) served as a smaller second clinic facility. Total rent expense incurred for this facility was $10,000 (unaudited) and $0 (unaudited) for the six months ended June 30, 2006 and 2005, respectively Total rent expense incurred for this facility for the three months ended June 30, 2006 and 2005 was $4,000 and $0 (unaudited) respectively.

At June 30, 2006 the Company is obligated under several capital equipment leases with various vendors. The capital leases are calculated using a 4.0% interest rate per annum. The monthly capital lease payments range between $563 and $1,292 and terminate through December 2008.

Future minimum lease payments under operating and capital leases at June 30, 2006 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2006	$185,445	$7,751
2007	247,958	8,217
2008	255,443	6,759
2009	263,061	-
2010	270,946	-
Thereafter	1,020,007
Total minimum lease payments	$2,242,860	22,727

Less amounts representing interest		1,978
		20,749

Less current portion		11,572

Long-term portion		$9,177

Employment Agreements

On June 16, 2005, the Company and Dr. Laura Berman entered into a three-year employment agreement. Pursuant to such agreement, Dr. Berman will receive an annual salary of $200,000, provided that under certain circumstances the Board of Directors may increase her salary. In May 2006 the employment agreement with Dr. Laura Berman was amended and had been extended to a four-year agreement. In addition, Dr. Berman has also agreed to contribute to the Company all income, revenue and other compensation received by Dr. Berman in connection with activities related to the business operations of the Company during her employment, including, without limitation, all revenue from media sources, talent agreements with television production companies or other media sources and authorship royalties. These items are the sole property of the Company and may not be removed from the Company without approval of at least a majority in interest of the Company’s stockholders and adequate compensation to the Company. The contribution of income and revenues describe above, however, does not include income, revenue and other compensation derived by Dr. Berman from honorarium fees and speaking engagements.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

During the six months ended June 30, 2006, the Company completed the following transactions:

•
Issued 1,290,971 shares to third party investors for a cash total of $388,750. The shares issued were in relation to the exercise of 384,000 bridge warrants and 906,971 placement agent warrants previously issued as described below. In connection with the issuance, the Company also issued 600,000 warrants to the placement agent.

The exercise price of the newly issued 600,000 placement agent warrants is $1.00 per warrant and will have a three year term. The fair value of each warrant has been calculated with the following assumptions at the grant date; dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5.23% and an expected life of 3 years and was determined to not be material.

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

•	Issued 12,766,370 shares for a cash total of $2,729,481 to third party investors.

Warrants

The following table summarizes the status of the Company’s warrants outstanding and exercisable as of June 30, 2006:

	Warrants Outstanding			Warrants Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.21 - $1.03	9,900,114	2.01 years	$0.85	9,900,114	$0.85

It is the Company’s policy to state the warrants at their fair value which was determined to be zero. The foregoing impact of warrant value was determined using a modified Black-Scholes methodology and the following assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Grant
	Rate	Life	Volatility	Yield	Date
Class A Warrants	3.07%	2.0 years	29.00%	0.00%	$0.00
Class B Warrants	3.07%	2.0	29.00%	0.00%	$0.00
Placement Warrants	3.07%	3.0	29.00%	0.00%	$0.00
Bridge Warrants	3.07%	2.0	29.00%	0.00%	$0.00

NOTE 8 - SUBSEQUENT EVENTS

On July 25, 2006, William McDunn, the Chief Financial Officer of Berman Center, Inc. (the “Company”), resigned from his position effective August 15, 2006. Carlos Bernal, 37, will replace Mr. McDunn as the Chief Financial Officer of the Company beginning on August 16, 2006.

Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats.

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

Overview

We are a specialized health center for women focused on female sexual health. Dr. Laura Berman, our President, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University. Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus of clinical services shifts to talk therapy and individual and couples therapy retreats.

Our principal source of revenue is from the clinical services that we provide out of our downtown Chicago clinic, comprising of approximately 10,000 square feet. Our clinical staff works to improve our patients’ quality of life, health and relationships. Clinical services include talk therapy performed by licensed clinical social workers, medicine, as practiced by physicians and nurse practitioners, serum and saliva testing services, nutritional counseling and yoga classes. Until July 27, 2006, we operated a hormonal management clinic, counseling center and sexual function testing center. Our hormone management clinic was a facility that could treat a variety of female hormone deficiency cases including menopausal symptom relief and sexual function improvement. Our sexual function testing center was a facility that measures hormone levels, nerve function and other sensory impairment issues, blood flow abnormalities in the genital region, and signs of emotional difficulty, relationships discord and past trauma and abuse. Our clinical staff included one nurse practitioner, one medical assistant and two talk therapists, all of whom work for us. The nurse practitioner and assistant are no longer with the Company.

Clinical services accounted for 65% and 60% of our revenue for the years ended December 31, 2005 and 2004, respectively, and 21% and 83% respectively for the six months ended June 30, 2006 and 2005. The amount of our losses since we began our current operations in the female sexual health business in January 2003 through June 30, 2006 is $5,308,567. Revenue from clinic operations for the six months ended June 30, 2006 decreased by $18,821 as compared to the six months ended June 30, 2005, from $247,430 to $228,609. The decrease is due to a small reduction of demand for our clinic services as compared to the same period from the previous year. Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats. There will be a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats

We generate additional revenue from medical education courses. We hold continuing medical education courses, which accounted for 23% and 25% of our revenue for the years ended December 31, 2005 and 2004, respectively and 18% and 0% respectively for the six months ended June 30, 2006 and 2005. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. The revenue generated from our clinical services and medical education courses accounted for approximately 89% and 85% of our revenue for the years ended December 31, 2005 and 2004, respectively and 38% and 83% respectively for the six months ended June 30, 2006 and 2005.

In addition to clinical services and medical education courses, we generate revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. In connection with the book’s release, Dr. Berman received a final advance payment of $77,916, after deducting her literary agent’s commission, during January 2006; and, the payment has been paid to our company in accordance with Dr. Berman’s employment agreement. At December 31, 2005, there was a balance of $88,958 in deferred revenue related to amounts received previously to support the book. Dr. Berman’s book was released in January 2006 and total revenue of $166,874 from the book is recognized for the six months ended June 30, 2006. In addition to the payment that we received in connection with The Passion Prescription, we have received various smaller amounts of publishing revenue from a few magazine companies from allowing them to publish excerpts of Dr. Berman’s book in their respective magazines. Costs that we incur in connection with book publishing primarily consist of internal payroll expenses for our staff writer who assists Dr. Berman in authorship of a book. Our writer’s annual salary is approximately $75,000.

We have recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, will track three couples' progress through intensive couples therapy at the Berman Center over a one-week period. We expect there to be nine such weekly episodes. The ShowTime Network picked up the series in September 2005 and premier the show in July 2006. We are entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments are guaranteed by Showtime Network for the first season of the show. Showtime Network is not obligated to renew the show for a second season. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public, and if our Showtime series fails to secure a sufficient audience, our programming could be canceled and the revenues we generate and anticipate generating from television programming would decline. During the six months ended June 30, 2006, the Company has earned total revenue of $236,073 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series. The pilot show was produced in 2005.

We recently entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. In addition to subscription revenue, if any, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share or royalty of the revenue of the product line paid to California Exotics. For the year ended December 31, 2005, we received $28,453 in revenue from the commission on sales of the Berman Center Intimate Accessories line of products. For the six months ended June 30, 2006 and 2005 we recognized revenue of $53,571 and $0 respectively from such royalties.

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

Comparison of the Three Months ended June 30, 2006 to the Three Months ended June 30, 2005

Revenue	For the three months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Clinic revenue	$110,999	$142,934
Conference revenue	193,375	-
Research, studies and trials	-	-
Radio Advertising	-	-
Publishing	427	-
Television	116,687	-
Royalty	20,669	-
Other	31,000	-
Total Revenue	$473,157	$142,934

Total revenue increased significantly in the three months ended June 30, 2006 to $473,157 as compared to $142,934 for the three months ended June 30, 2005. This is primarily due to revenue generated by the two conferences the company hosted and the production of the final four episodes of the Showtime television series entitled ‘Sexual Healing’ during the three months ended June 30, 2006. By comparison, there was no conference revenue and no television revenue for the three months ended June 30, 2005. Revenue from clinic operations for the three months ended June 30, 2006 decreased by $31,935 as compared to the three months ended June 30, 2005, from $142,934 to $110,999. The decrease is due to a decline in the demand for our clinic services as compared to the same period from the previous year. Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats. There will be a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It is management intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats

Revenue for the three months ended June 30, 2006 also included royalty revenue of $20,669 (royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold); public relations revenue of $31,000 (this revenue is generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services), and a small portion of publishing revenue from magazine excerpts concerning Dr. Berman’s most recent book ‘The Passion Prescription’). In comparison, there was no revenue for these activities during the three months ended June 30, 2005. As such, the aforementioned revenue activities comprise the $330,223 increase in revenue for the three months ended June 30, 2006 as compared to the same period in 2005.

Expenses

Cost of Goods Sold

	For the three months ended
	June 30	June 30
	2006	2005
	(unaudited)	(unaudited)
Clinics	$155,893	$117,652
Conference expense	425,690	-
Research, Studies and Trials	$0	$1,225
	$581,583	$118,877

Gross Margin	($108,426)	$24,057

Gross Margin %	-23.0%	16.8%

Cost of goods sold during the three months ended June 30, 2006 of $581,583 was $462,706 higher than cost of goods sold during the three months ended June 30, 2005 of $118,877. This is due mainly to expenses related to the two conferences the Company hosted during the three months ended June 30, 2006. The total conference expenses for the two conferences were $425,690. By comparison, there were no conference expenses for the three months ended June 30, 2005. Also, there were higher staffing levels for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Staff reductions and salary cuts had been put in place by the latter part of 2004 that carried over to 2005. Management implemented these reductions in an effort to bring expenses more in line with revenue at that time. By the second half of 2005, management began increasing staff levels. One Medical Assistant was added in the 2nd quarter of 2005. In the 3rd quarter of 2005, a Patient Concierge was added along with a second Talk Therapist. These staff addition expenses continued into the following year and are included in the three month period ended June 30, 2006.

For the three months ended June 30, 2005, cost of services consisted of $108,768 in payroll related costs, outside lab costs of $8,884 and research expenses of $1,225. For the three months ended June 30, 2006, cost of services consisted of $146,926 in payroll related costs, $425,690 in conference expenses and outside lab fees of $8,567.

Selling, General and Administrative Expenses

	For the three months ended
	June 30	June 30
	2006	2005
	(unaudited)	(unaudited)
Selling, General & Administrative Expenses and Interest Expense:	$474,854	$854,818

S,G&A (as a % of revenue)	100.4%	598.1%

Selling, general and administrative expenses and interest expense during the three months ended June 30, 2006 of $474,854 was $379,964 lower than selling, general and administrative expenses and interest expense for the three months ended June 30, 2005 of $854,818. This is mainly due to expenses related to the reverse merger and equity financing transaction which occurred during the three months ended June 30, 2005. The expenses for the reverse merger and equity financing transaction during the three months ended June 30, 2005 amounted to $460,741 and consisted on the following expense categories: audit and legal fees pertaining to our registration statement on Form SB-2, subsequent amendment filings of Form SB-2, placement fees, roadshow expenses, filing fees stock transfer agent fees, various state and federal filing fees and interest expense.

For the three months ended June 30, 2005, the remaining significant components of selling, general and administrative expenses and interest expense consisted of the following: $145,443 in payroll related costs, $53,203 in expenses related to public relations, promotions and advertising, $10,959 in consultant and broker fees, $69,490 in rent expense, $12,150 in costs for systems and technology, $32,610 in depreciation expense and $22,234 in legal expenses.

The significant components of selling, general and administrative expenses and interest expense for the three months ended June 30, 2006 include: $178,501 in expenses related to payroll related costs, $71,781 in rent expense, $39,324 in depreciation expense, $41,233 in consultant fees, $26,500 in audit fees, $26,601 in legal fees, $25,496 in supplies, utilities, postage and subscriptions and $23,514 in commercial insurance expenses.

Net Loss

	For the three months ended
	June 30	June 30
	2006	2005
	(unaudited)	(unaudited)
Net Profit / (Loss)	($583,280)	($830,761)
% of Revenue	-123.3%	-581.2%

Net loss decreased from $830,761 in the three months ended June 30, 2005 to $583,280 for the three months ended June 30, 2006. The positive change is mainly due to the increase in Media revenue in the three months ended June 30, 2006. The total revenue from media activities of $148,114 breaks down as follows: $116,687 revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 4 weekly shows produced out of 8 shows produced in total), public relations revenue of $31,000 and a small portion of publishing revenue. The Company hosted two conferences that generated 193,375 in revenue. The Company also recognized Royalty revenue of $20,669 which have no costs associated with it. By comparison, in the three months ended June 30, 2005, the Company recognized only $142,934 in clinic revenue. There was no revenue from television, the hosting of conferences, publishing, or royalties during the related period in 2005. The losses the Company incurred during the three months ended June 30, 2006 would have been significantly less had the Company not hosted the two conferences. The losses from hosting the two conferences during the three months ended June 30, 2006 were $232,315. The losses incurred from the conferences were primarily due to an insufficient number of registrants attending the conferences.

For the three months ended June 30, 2005, cost of services amounted to $118,877 resulting in a positive gross margin of $24,057. Selling, general and administrative expenses and interest expense totaled $854,818 which resulted in a net loss for the three months ended June 30, 2005 of $830,761.

For the three months ended June 30, 2006, cost of services amounted to $581,583 resulting in a negative gross margin of $108,426. Selling, general and administrative expenses and interest expense totaled $474,854 which resulted in a net loss for the three months ended June 30, 2006 of $583,280.

Comparison of the Six Months ended June 30, 2006 to the Six Months ended June 30, 2005

Revenue	For the six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Clinic revenue	$228,609	$247,430
Conference revenue	193,375	-
Research, studies and trials	177,500	-
Radio Advertising	-	50,000
Publishing	172,402	-
Television	236,073	-
Royalty	53,571	-
Other	43,000	-
Total Revenue	$1,104,530	$297,430

Total revenue increased significantly in the six months ended June 30, 2006 to $1,104,530 as compared to $297,430 for the six months ended June 30, 2005. This is primarily due to the revenue generated by the two conferences the company hosted, the Media activities performed by the company and a research study conducted in the six months ended June 30, 2006. Revenue from clinic operations for the six months ended June 30, 2006 decreased by $18,821 as compared to the six months ended June 30, 2005, from $247,430 to $228,609. The decrease is due to a decline in the demand for our clinic services as compared to the same period from the previous year. Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats. There will be a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It is management intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

Revenue for the six months ended June 30, 2006 also included $451,475 in Media revenue, which breaks down as follows: publishing revenue of $172,402 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’); $233,373 of revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 8 weekly shows produced in total); public relations revenue of $43,000 (this revenue is generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $2,700 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show. In comparison, there was no Media revenue for the six months ended June 30, 2005. The Company earned Research revenue of $177,500 in the six months ended June 30, 2006. The research project focused on sexual intimacy and was sponsored by Johnson & Johnson. There was no research revenue for the six months ended June 30, 2005. Revenue for the six months ended June 30, 2005 also included $50,000 in radio advertising revenue. There was no radio advertising revenue for the six months ended June 30, 2006. Royalty revenue for the six months ended June 30, 2006 was $53,571. There was no Royalty revenue for the six months ended June 30, 2005. We reported royalty revenue for the first time in the third quarter of 2005. Royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold. As such, the aforementioned revenue activities comprise the $807,100 increase in revenue for the six months ended June 30, 2006 as compared to the same period in 2005.

Expenses

Cost of Goods Sold

	For the six months ended
	June 30	June 30
	2006	2005
	(unaudited)	(unaudited)
Clinics	$309,725	$215,379
Conference expense	425,690	-
Research, Studies and Trials	$69,320	$1,725
	$804,735	$217,104

Gross Margin	$299,795	$80,326

Gross Margin %	27.0%	27.0%

Cost of goods sold during the six months ended June 30, 2006 of $804,735 was $587,631 higher than cost of goods sold during the six months ended June 30, 2005 of $217,104. This is due mainly to expenses related to the two conferences the Company hosted during the six months ended June 30, 2006. The total conference expenses for the two conferences were $425,690. By comparison, there were no conference expenses for the six months ended June 30, 2005. Also, there were higher staffing levels for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Staff reductions and salary cuts had been put in place by the latter part of 2004 that carried over to 2005. Management implemented these reductions in an effort to bring expenses more in line with revenue at that time. By the second half of 2005, management began increasing staff levels. One Medical Assistant was added near the end of the 2nd quarter of 2005. In the 3rd quarter of 2005, a Patient Concierge was added along with a second Talk Therapist. These staff addition expenses continued into the six month period ended June 30, 2006. Another reason for higher cost of goods sold in the six months ended June 30, 2006 is due to research expenses of $69,320. These expenses represent outside costs incurred associated with the sexual intimacy study conducted by the company in the six months ended June 30, 2006. The Company earned revenue of $177,500 on the research project. By comparison, there was no research expenses in the six months ended June 30, 2005.

For the six months ended June 30, 2005, cost of services consisted of $203,289 in payroll related costs, outside lab costs of $12,090 and research expenses of $1,725. For the six months ended June 30, 2006, cost of services consisted of $291,159 in payroll related costs, conference expenses of $425,690, outside lab fees of $18,566 and research expenses of $69,320.

Selling, General and Administrative Expenses

	For the six months ended
	June 30	June 30
	2006	2005
	(unaudited)	(unaudited)
Selling, General & Administrative Expenses and Interest Expense:	$942,949	$1,258,334

S,G&A (as a % of revenue)	85.4%	423.1%

Selling, general and administrative expenses and interest expense during the six months ended June 30, 2006 of $942,949 was $315,385 lower than selling, general and administrative expenses and interest expense for the six months ended June 30, 2005 of $1,258,334. This is mainly due to expenses related to the reverse merger and equity financing transaction which occurred during the six months ended June 30, 2005. The expenses for the reverse merger and equity financing transaction during the six months ended June 30, 2005 amounted to $460,741 and consisted on the following expense categories: audit and legal fees pertaining to our registration statement on Form SB-2, subsequent amendment filings of Form SB-2, placement fees, roadshow expenses, filing fees stock transfer agent fees, various state and federal filing fees and interest expense.

For the six months ended June 30, 2005, the remaining significant components of selling, general and administrative expenses and interest expense consisted of the following: $251,611 in payroll related costs, $112,790 in expenses related to public relations, promotions and advertising, $138,623 in rent expense, $72,360 in consultant and broker fees, $43,929 in supplies, utilities, postage and subscriptions, $12,147 in commercial insurance expenses, $16,270 in costs for systems and technology, $65,038 in depreciation expense and $30,358 in legal expenses.

The significant components of selling, general and administrative expenses and interest expense for the six months ended June 30, 2006 include: $328,086 in expenses related to payroll related costs, $145,575 in rent expense, $78,649 in depreciation expense, $85,850 in consultant and broker fees, $49,888 in commercial insurance expenses, $46,456 in supplies, utilities, postage and subscriptions, $30,804 in public relations and travel and entertainment expenses, $73,122 in audit fees, 61,850 in legal fees, $10,724 in filing fees, 4,500 in stock transfer agent fees, and $12,476 in costs related to systems and technology.

Net Loss

	For the six months ended
	June 30	June 30
	2006	2005
	(unaudited)	(unaudited)
Net Profit / (Loss)	($643,154)	($1,178,008)
% of Revenue	-58.2%	-396.1%

Net loss decreased from $1,178,008 in the six months ended June 30, 2005 to $643,154 for the six months ended June 30, 2006. The positive change is mainly due to the significant increase in Media revenue in the six months ended June 30, 2006. The total revenue from media activities of $451,475 breaks down as follows: publishing revenue of $172,402 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’); $233,373 revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 8 weekly shows produced in total) and public relations revenue of $43,000 (this revenue is generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $2,700 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show. There was no Media revenue for the six months ended June 30, 2005. The Company conducted a research project in the six months ended June 30, 2006. This study produced a net profit of $108,180. The Company also recognized Royalty revenue of $53,571 which have no costs associated with it. By comparison, in the six months ended June 30, 2005, the Company recognized only $50,000 of radio advertising revenue and $247,430 in clinic revenue. There was no revenue from television, the hosting of conferences, publishing, a research study or royalties during the related period in 2005. The losses the Company incurred during the six months ended June 30, 2006 would have been significantly less had the Company not have hosted the two conferences. The losses from hosting the two conferences during the six months ended June 30, 2006 were $232,315. The losses incurred from the conferences were primarily due to an insufficient number of registrants attending the conferences.

For the six months ended June 30, 2005, cost of services amounted to $217,104 resulting in a positive gross margin of $80,326. Selling, general and administrative expenses and interest expense totaled $1,258,334 which resulted in a net loss for the six months ended June 30, 2005 of $1,178,008.

For the six months ended June 30, 2006, cost of services amounted to $804,735 resulting in a positive gross margin of $299,795. Selling, general and administrative expenses and interest expense totaled $942,949 which resulted in a net loss for the six months ended June 30, 2006 of $643,154.

Liquidity and Capital Resources

At June 30, 2006, we had current assets of $896,082 consisting of cash and cash equivalents of $614,890 and other current assets of $281,192. At June 30, 2006, we also had current liabilities of $1,089,766 consisting of accounts payable of $313,115 and other current liabilities of $776,651. This resulted in a negative net working capital at June 30, 2006 of $193,684. During the six months ended June 30, 2006, we used cash in operating activities of $520,098. From the date of inception (January 2003) to June 30, 2006, we have had a net loss of $5,308,568 and have used cash in the amount of $4,545,128 in operating activities. Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats. There will be a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It is management intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

During the six months ended June 30, 2006, the Company issued 1,290,971 shares to a warrant holder upon the exercise of warrants by such holder for a cash total exercise price of $388,750. In connection with this issuance, the Company issued 600,000 warrants with respect to the execution of a placement agent agreement.

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

As a result of this private placement and the warrant exercise, we currently have sufficient funds on hand to fund our operations for the next quarter. We intend to seek additional financing in the future to fund our operations. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations.

The net proceeds from our recent private placement transaction in June 2005 was $2.3 million. We have and intend to use the net proceeds from the private placement for expenses related to the private placement and reverse merger, for working capital and general corporate purposes. Since June of 2005 (the month of the reverse merger / private placement), we have hired eleven new employees with annual salaries of approximately $574,000. Some of these employees were subsequently terminated as a reduction-in-staff for purposes of cost savings which occurred during the 4th quarter of 2005. We also have used approximately $60,000 to provide equipment and supplies for our new clinical office in Naperville, a suburb of Chicago, Illinois. The Company’s lease for the Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. The Naperville office (a suburb of Chicago) served as a smaller second clinic facility. In addition, we used a portion of the net proceeds to market our services more aggressively than we have in the past. Beginning in September of 2005, the Company began aggressively advertising its services in magazines and on the radio. As of December 31, 2005, the Company spent $278,479 for such advertisements. Due to the high expense of advertising and its unsatisfactory level of effectiveness, the Company eliminated a major portion of its advertising campaign (for the three months ended March 31, 2006, the Company spent only $5,000 for advertising). In addition, we have and intend to use the net proceeds from the private placement to pay for ongoing legal and audit services and other fees related to our public filings with the Securities and Exchange Commission.

We currently lose approximately $200,000 per month. The Company’s lease for our Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. The Naperville office (a suburb of Chicago) served as a smaller second clinic facility. The Company has incurred additional internal public relations costs through the hiring of three additional public relations employees during 2006. The company now has four public relation employees in house. The salaries, payroll taxes and benefits of four public relations employees is approximately $250,000 annually. These additional costs replace much of the promotional and advertising costs paid to outside firms in the past. Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2005 relative to our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2006 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations.

Prior to converting into corporate form, Berman Center LLC sold in 2003, 2004 and 2005 an aggregate of 3,767,390 membership interests in Berman Center LLC and received an aggregate of $2,966,223 in proceeds from such sales. These securities converted into 19,730,504 shares of our common stock upon consummation of the merger on June 16, 2005.

In addition, prior to converting into corporate form, Berman Center LLC issued to certain investors providing $400,000 in working capital in a bridge loan to Berman Center LLC, three and a half year (bridge) warrants exercisable into 117,315 membership interests in Berman Center LLC at an exercise price of $1.074034786. These (bridge) warrants converted into warrants exercisable into 400,000 shares of Berman Health and Media, Inc.’s common stock at an exercise price of $0.315 upon the reorganization of Berman Center LLC into corporate form. We agreed to assume these warrants in connection with the merger. Each warrant is now exercisable into 1.535999487 shares of our common stock. These warrants were exercisable into an aggregate of 614,400 shares of our common stock. On June 23, 2006, 384,000 of the 614,400 (bridge) warrants (associated with the working capital provided) were exercised and shares were issued. The transaction infused cash and paid-in-capital of $78,750 into the Company. Another 906,971 of placement agent warrants were also exercised on June 23, 2006 and shares were issued. This transaction resulted in $310,000 in cash and paid-in-capital being infused into the company.

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

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. As of June 30, 2006, we had an accumulated deficit of $5,308,568. Our losses for the six months ended June 30, 2006 and 2005 were $643,154 and $1,178,008, respectively, and our loss for the year ended December 31, 2005 was $2,421,768. Revenue from clinic operations, our primary source of revenue, for year ended December 31, 2005 decreased by $136,611 as compared to the year ended December 31, 2004, from $664,201 to $527,590. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats. There will be a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It is management intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

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

We have discontinued the medical services portion of our business, which has historically accounted for a significant percentage of our revenues, and if we fail to replace that source of revenue, our results of operations could be materially and adversely affected.

Effective July 2006, the medical services portion of our clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats. The medical services portion of our business has accounted for a significant portion of our revenues in the past and we expect that our business will experience a decrease in clinic revenue as a result of this change. There is also a risk that we may lose customers for our talk therapy services as a result of not providing the medical services portion of our business, which would further reduce our revenues and could harm our results of operations. In addition, if the revenue from our talk therapy and other portions of our business do not increase, our business and results of operations could materially and adversely affect our results of operations and growth opportunities.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION
Effective July 27, 2006, the medical services portion of the clinic’s business is being discontinued and the focus shifts to talk therapy and individual and couples therapy retreats. There will be a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

On July 25, 2006, William McDunn, the Chief Financial Officer of Berman Center, Inc. (the “Company”), resigned from his position effective August 15, 2006. Mr. McDunn’s resignation was for personal reasons and not due to any disagreement with the Company. Carlos Bernal, 37, will replace Mr. McDunn as the Chief Financial Officer of the Company beginning on August 16, 2006. Mr. Bernal has served as the Company’s Senior Accountant since November 2005. He worked in a temporary capacity at the Company beginning June 2005 and was hired as a permanent employee in November 2005. From September 2002 to April 2005, Mr. Bernal worked as Vice President and Chief Financial Officer at the Latin American Chamber of Commerce in Chicago, Illinois. Prior to working at the Latin American Chamber of Commerce, Mr. Bernal worked as a Senior Personal Financial Analyst at Primerica, Inc. from May 2002 to September 2002. From October 2001 to April 2002, he worked as a Service Advisor at Metro Toyota, Inc. in Chicago, Illinois and from September 1999 to May 2001 he worked as Chief Financial Officer and Chief Operations Officer at LaSalle Technology, Inc. in Chicago, Illinois. Mr. Bernal received his Bachelor of Science degree in Business Accounting from the University of Phoenix and is currently pursuing his Master Degree in Accounting and Financial Management from DeVry University. Mr. Bernal is a member of the National Association of Latino Fraternal Organizations.

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

BERMAN CENTER, INC. (Registrant)

Date: August 14, 2006	By:	/s/ Samuel Chapman
Samuel Chapman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)