Form 10QSB
period 2006-09-30
BERMAN CENTER, INC.
filed 2006-11-14
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 33,493,599 shares (excluding Escrow Shares, as defined below) outstanding of registrant’s common stock, par value $.001 per share, as of November 8, 2006.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No    ☒

BERMAN CENTER, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB QUARTERLY REPORT

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheet as of September 30, 2005 (unaudited)	1

	Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2006 and 2005 and period from Inception to September 30, 2006	2

	Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2006 and 2005, and period from Inception to September 30, 2006	3

	Notes to the Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	16

ITEM 3.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION		29

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5.	OTHER INFORMATION	29

ITEM 6.	EXHIBITS	30

SIGNATURES		31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET
As of September 30, 2006
(unaudited)

September 30,
2006
Assets	(unaudited)
Current Assets:
Cash	$206,605
Accounts Receivable	23,716
Deposits	165,250
Inventory	7,341
Prepaid Expenses	30,847
Total Current Assets	433,759

Property and Equipment:
Furniture	190,587
Leasehold Improvements	253,786
Equipment	241,503
Property and Equipment - Gross	685,876
Less: Accumulated Depreciation	(319,343)
Property and Equipment - Net	366,534

Total Assets	$800,293

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$384,387
Deferred Revenue	150
Accrued Expenses	508,036
Deferred Rent	161,812
Capital Lease - Current	9,468
Total Current Liabilities	1,063,853

Long-Term Liabilities:
Capital Lease - Non-Current	8,217
Total Long-Term Liabilities	8,217

Total Liabilities	1,072,070

Stockholders' Equity:
Preferred Stock, $0.001 par value 25,000,000 shares authorized
0 shares outstanding at September 30, 2006	—
Common Stock, $0.001 par value, 100,000,000 shares authorized
32,693,599 shares outstanding at September 30, 2006	32,693
Additional paid-in Capital	5,584,905
Deficit Accumulated in the Development Stage	(5,889,375)
Total Stockholders' Equity	(271,777)

Total Liabilities and Stockholders' Equity	$800,293

 The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine Months Ended September 30, 2006 and 2005 (unaudited) and
For the Period from January 16, 2003 (inception) to September 30, 2006 (unaudited)

	For The Three Months Ended September 30, 2006	For The Three Months Ended September 30, 2005	For The Nine Months Ended September 30, 2006	For The Nine Months Ended September 30, 2005	For the period January 16, 2003 (Inception) through September 30, 2006
Revenue- Clinics	$39,287	$175,081	$267,897	$422,511	$1,459,688
- Seminars and conferences	149,184	187,975	342,559	187,975	809,784
- Research, studies and trials	-	-	177,500	-	424,686
- Radio advertising	-	-	-	50,000	50,000
- Publishing	425	638	172,827	638	174,924
- Television	1,130	-	237,203	-	247,664
- Royalty	27,769	13,145	81,340	13,145	111,360
- Other	31,000	-	74,000	-	74,000
Total Revenue	248,795	376,839	1,353,325	674,269	3,352,105

Cost of Services:
Clinics	65,377	225,373	375,102	440,752	1,783,331
Seminars and conferences	254,370	171,009	680,060	171,009	1,099,265
Research, studies and trials	-	-	69,320	1,725	315,059

Total Cost of Services	319,747	396,382	1,124,482	613,486	3,197,654

Gross Profit / (Loss)	(70,952)	(19,543)	228,843	60,783	154,451

Selling, General & Administrative Expenses	407,044	561,819	1,349,005	1,779,660	5,899,531

Loss from Operations	(477,996)	(581,362)	(1,120,162)	(1,718,877)	(5,745,080)

Loss on Disposal of Equipment	102,496	—	102,496	—	102,496

Interest Expense	319	-	1,303	40,493	41,797

Net Loss	$(580,811)	$(581,362)	$(1,223,961)	$(1,759,370)	$(5,889,373)

Basic and Diluted Loss Per Share	$(0.02)	$(0.02)	$(0.04)	$(0.07)

Weighted-Average Shares Outstanding	32,101,022	31,795,414	31,870,782	23,700,114

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005 (unaudited) and
For the period from January 16, 2003 (inception) to September 30, 2006 (unaudited)

			For the Period
			from January 16,
	For the Nine	For the Nine	2003
	Months Ended	Months Ended	(inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from Operating Activities:
Net Loss	$(1,223,961)	$(1,759,370)	$(5,889,373)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:

Depreciation and Amortization	116,011	98,926	382,754
Loss on Disposal of Equipment	102,496	-	102,496
Issuance of Shares for Compensation	-	95,000	120,000
(Increase) Decrease in
Accounts Receivable	(13,255)	(980)	(23,716)
Deposits	56,313	(15,000)	(165,251)
Prepaid Expenses and Other Current Assets	42,703	(142,145)	(30,847)
Inventory	(615)	(707)	(7,342)
Increase (Decrease) in
Accounts Payable	213,277	43,514	374,278
Deferred Revenue	(204,258)	127	3,531
Accrued Expenses	(38,402)	(3,469)	15,431
Deferred Rent	18,873	57,221	162,190

Net Cash provided by (used in) Operating Activities	(930,819)	(1,626,883)	(4,955,849)

Cash Flows from Investing Activities:
Purchase/Sale of Property and Equipment	5,500	(43,791)	(805,551)
Net Cash Used in Investing Activities	5,500	(43,791)	(805,551)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	388,750	2,878,321	5,996,552
Payments on Capital Leases	(9,913)	-	(28,548)

Net Cash Provided by Financing Activities	378,837	2,878,321	5,968,004

Net Increase (Decrease) in Cash and Cash Equivalents	(546,482)	1,207,647	206,605

Cash and Cash Equivalents, Beginning of Period	753,087	242,435	-

Cash and Cash Equivalents, End of Period	$206,605	$1,450,082	$206,605

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004, the Company issued 628,458 shares as compensation to some members of the Board of Directors, valued at $120,000. The shares were issued as compensation for services performed. During the nine months ended September 30, 2006 and September 30, 2005, $0 and $95,000 was amortized to compensation expense, respectively.

During the nine months ended September 30, 2006, the Company disposed of medical equipment, which resulted in a loss of $102,496.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the nine months ended September 30, 2006, the Company incurred a net loss of $1,223,961 (unaudited) and had negative cash flows from operations of $930,819 (unaudited). In addition, the Company had an accumulated deficit of $5,889,373 (unaudited) at September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Television revenue represents revenue earned from appearances Dr. Berman has made on Fox News in the Morning and from the weekly taping and production of the new reality television show ‘Sexual Healing’ which airs on the Showtime cable channel. When such revenue is generated, we recognize this revenue when it is earned, the services are performed and collection is probable.

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

Deferred Revenue
The Company records deferred revenue on amounts received in advance from clients and corporate sponsors to support the work of the clinic while it conducts research studies or while Dr. Laura Berman writes a book. The Company also receives amounts in advance from registrants who plan to attend conferences conducted by the clinic. The revenue is recognized on the Company’s financial statements when the work is complete and the results of the research are released or the book is published and when the conference has been conducted. As of September 30, 2006, the deferred revenue liability on the Company’s balance sheet is $150 (unaudited).

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

Stock option activity was as follows for the years ended December 31, 2004 and 2005 and the nine months ended September 30, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Options Exercisable
Balance at
January 1, 2004	-	$-	-
Options granted	314,230	0.19	314,230
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
Balance at
December 31, 2004	314,230	0.19	314,230
Options granted	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
Balance at
December 31, 2005	314,230	$0.19	314,230
Options granted	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-
Options exercised	-	-	-
September 30, 2006	314,230	$0.19	314,230

All options as of September 30, 2006 are fully vested. The following table summarizes the status of the Company’s stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.19	314,230	7.60 years	$0.19	314,230	$0.19

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

The weighted average exercise prices for options granted and exercisable and weighted average remaining contractual life for options outstanding as of September 30, 2005 and September 30, 2006 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of September 30, 2005:
Employees - Outstanding	314,230	$0.19	1.9	$-
Employees - Expected to Vest	314,230	$0.19	1.9	$-
Employees - Options Exercisable	314,230	$0.19	1.9	$-

As of September 30, 2006:
Employees - Outstanding	314,230	$0.19	0.9	$-
Employees - Expected to Vest	314,230	$0.19	0.9	$-
Employees - Options Exercisable	314,230	$0.19	0.9	$-

The Company did not record any compensation expense during the three and nine months ended September 30, 2006, as all employee stock options were fully vested.

No comparable information is presented for the three and nine month periods ended September 30, 2005 as the Company adopted the disclosure requirements for SFAS No. 123R using the modified prospective approach effective with periods commencing on January 1, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the three and six months ended September 30, 2005.  For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing formula (Black-Scholes model) and amortized to expense over the options’ contractual term.

	For The Nine	For The Three
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income (loss):
As reported	($1,759,370)	($581,362)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	($9,460)	-
Pro forma	($1,768,830)	($581,362)

Basic and diluted earnings (loss) per shares of common stock:
As reported	($0.07)	($0.02)
Pro forma	($0.07)	($0.02)

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

At September 30, 2006 and 2005, the following common equivalent shares were excluded from the computation of loss per share since their effect is anti-dilutive.

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

The significant components of the provision for income taxes for the nine months ended September 30, 2006 and 2005 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (SFAS 151). SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in the 2006 did not have a material impact on our financial reporting and disclosures.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  This statement is effective for fiscal years beginning after December 15, 2006.  The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008.  Management does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan — an amendment of FASB Statement No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company believes that the adoption of SFAS No. 158 will not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 1081. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 consisted of the following:

September 30, 2006 (unaudited)
Equipment	$241,503
Furniture and fixtures	190,587
Leasehold improvements	253,786
685,876

Less accumulated depreciation and amortization	319,343

Total	$366,534

Depreciation and amortization expense for the three and nine months ended September 30, 2006 and 2005 was $37,362 (unaudited), $33,888 (unaudited), $116,011 (unaudited) and $98,926 (unaudited), respectively.

During the three months ended September 30, 2006 the company discontinued the medical services portion of the clinic's business. As such, the company has disposed of the related medical equipment including ultrasounds and neural scanners. The $102,496 listed on the Consolidated Statement of Operations under Other Expenses consists of a realized loss of $24,432 on the sale of equipment and a loss of $78,064 on the disposition of the remaining equipment. There are no such Other Expenses for the related period in 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. A $250,000 letter of credit was originally required to provide credit support for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At December 31, 2005 the cash deposit balance paid to the landlord was $206,563. This amount is included in the balance for Deposits reported on the Balance Sheet at December 31, 2005. At September 30, 2006, the deposit balance was $165,250 (unaudited). Total rent expense incurred for the nine months ended September 30, 2006 and 2005 was $213,256 (unaudited) and $209,634 (unaudited), respectively. Total rent expense for the three months ended September 30, 2006 and 2005 was $67,681 (unaudited) and $71,011 (unaudited), respectively. The Company’s lease for the Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. The Naperville office (a suburb of Chicago) served as a smaller second clinic facility. Total rent expense incurred for this facility was $10,000 (unaudited) and $0 (unaudited) for the nine months ended September 30, 2006 and 2005, respectively. Total rent expense incurred for this facility for the three months ended September 30, 2006 and 2005 was $0 (unaudited) and $0 (unaudited), respectively.

At September 30, 2006 the Company is obligated under several capital equipment leases with various vendors. The capital leases are calculated using a 4.0% interest rate per annum. The monthly capital lease payments range between $533 and $772 and terminate through December 2008.

Future minimum lease payments under operating and capital leases at September 30, 2006 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2006	$80,644	$3,917
2007	$247,962	$8,715
2008	$255,448	$6,398
2009	$263,064	$-
2010	$270,946	$-
Thereafter	$1,065,390	$-
Total Minimum Lease Payments	$2,183,454	$19,029

Less Amounts Representing Interest		$1,345
		$17,685

Less Current Portion		$9,468

Long-Term Portion		$8,217

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

On August 14, 2006, Dr. Berman agreed to forego payment of her salary for an indefinite period of time. In addition, Samuel Chapman, Chief Executive Officer of the Company, who does not currently have an employment agreement with the Company, agreed to forego his salary for an indefinite period of time. The salaries of Dr. Berman and Mr. Chapman may be reinstituted upon action of the Company’s Board of Directors at any time in the future.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

During the nine months ended September 30, 2006, the Company completed the following transactions:

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

•
Issued 497,531 shares of common stock to several members of the board of directors as compensation for services earned valued at $120,000. Compensation expense recognized in the year ended December 31, 2005 was $95,000. This amount was previously recorded as deferred compensation at December 31, 2004 and was earned upon the completion of the reverse merger. Of the 497,531 shares of common stock issued to the board of directors, 392,787 were rescinded. There was no subsequent adjustment made to the compensation expense for the rescission of these shares.

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

There were also warrants issued on April 11, 2005 in conjunction with a bridge loan the Company received in order to finance the expenses related to the reverse merger transaction. The warrants associated with the bridge loan are referenced in Note # 2 to the financial statements (‘The Merger’ note).

During the year ended December 31, 2004, the Company completed the following transactions:

•
Issued 628,462 restricted shares to several members of the Board of Directors, as compensation for future employment of three years, valued at $120,000. A total of 130,930 shares vested during 2004. Total compensation expense recorded for the year ended December 31, 2004 is $25,000.

•	Issued 12,766,370 shares for a cash total of $2,729,481 to third party investors.

Warrants

The following table summarizes the status of the Company’s warrants outstanding and exercisable as of September 30, 2006:

	Warrants Outstanding			Warrants Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.21 - $1.03	9,900,114	1.75 years	$0.85	9,900,114	$0.85

It is the Company’s policy to record the warrants at their fair value which was determined to be zero. The foregoing impact of warrant value was determined using a modified Black-Scholes methodology and the following assumptions:

		Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Grant
	Rate	Life	Volatility	Yield	Date
Class A Warrants	3.07%	2.0 years	29.00%	0.00%	$0.00
Class B Warrants	3.07%	2.0	29.00%	0.00%	$0.00
Placement Warrants	3.07%	3.0	29.00%	0.00%	$0.00
Bridge Warrants	3.07%	2.0	29.00%	0.00%	$0.00

NOTE 8 - SUBSEQUENT EVENTS

On October 6, 2006, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to  be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the term of the Promissory Note is one year with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Promissory Note.

In connection with and as a condition to the Promissory Note, the Company engaged an affiliate (the “Affiliate”) of Hunter Fund, for a period of twenty-four (24) months from the date of the Promissory Note to act as its exclusive placement agent for potential financing transactions, the type and dollar amount being as mutually agreed to by the parties. As compensation for execution of the agreement, the Company agreed to issue to the Affiliate and its designee an aggregate of 800,000 shares of the Company’s common stock. In addition, the Affiliate will receive compensation as mutually agreed by the parties at the time of any offering during the twenty-four month term, if any, depending on the offering type and size. An offering, if any, is expected to be conducted pursuant to Regulation D promulgated by the Securities and Exchange Commission and will be offered and sold only to “Accredited Investors” as that term is defined in Regulation D. The securities offered in an offering, if any, will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company has entered into an agreement with Braun Marketing, LLC, Triple J Marketing, LLC, and Roar, LLC, to develop, produce and market a series of DVD’s based upon the advice, content, personality, programs, articles, theories and teachings of Dr. Laura Berman and The Berman Center. The initial monetary costs of the production will be bourn by the other partners while The Berman Center will supply Dr. Berman’s time and the scripts to the project as well as participate in marketing efforts. The Berman Center will share in the gross proceeds of this series.

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

Clinical services accounted for 65% and 60% of our revenue for the years ended December 31, 2005 and 2004, respectively, and 20% and 63% respectively for the nine months ended September 30, 2006 and 2005. The amount of our losses since we began our current operations in the female sexual health business in January 2003 through September 30, 2006 is $5,889,373. Revenue from clinic operations for the nine months ended September 30, 2006 decreased by $154,614 as compared to the nine months ended September 30, 2005, from $422,511 to $267,897. The decrease is due to a reduction of demand for our clinic services as compared to the same period from the previous year. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

We generate additional revenue from medical education courses. We hold continuing medical education courses, which accounted for 23% and 25% of our revenue for the years ended December 31, 2005 and 2004, respectively, and 25% and 28% respectively for the nine months ended September 30, 2006 and 2005. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. The revenue generated from our clinical services and medical education courses accounted for approximately 89% and 85% of our revenue for the years ended December 31, 2005 and 2004, respectively, and 45% and 91% respectively for the nine months ended September 30, 2006 and 2005.

In addition to clinical services and medical education courses, we generate revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. In connection with the book’s release, Dr. Berman received a final advance payment of $77,916, after deducting her literary agent’s commission, during January 2006; and, the payment has been paid to our company in accordance with Dr. Berman’s employment agreement. At December 31, 2005, there was a balance of $88,958 in deferred revenue related to amounts received previously to support the book. Dr. Berman’s book was released in January 2006 and total revenue of $166,874 from the book is recognized for the nine months ended September 30, 2006. In addition to the payment that we received in connection with The Passion Prescription, we have received various smaller amounts of publishing revenue from a few magazine companies from allowing them to publish excerpts of Dr. Berman’s book in their respective magazines. Costs that we incur in connection with book publishing primarily consist of internal payroll expenses for our staff writer who assists Dr. Berman in authorship of a book. Our writer’s annual salary is approximately $75,000.

We have recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, tracks three couples' progress through intensive couples therapy at the Berman Center over a one-week period. There have been nine such weekly episodes to date. The ShowTime Network picked up the series in September 2005 and premiered the show on July 21, 2006. We are entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments are guaranteed by Showtime Network for the first season of the show. Showtime Network is not obligated to renew the show for a second season. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public, and if our Showtime series fails to secure a sufficient audience, our programming could be canceled and the revenues we generate and anticipate generating from television programming would decline. During the nine months ended September 30, 2006, the Company has earned total revenue of $237,203 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series. The pilot show was produced in 2005.

We recently entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. In addition to subscription revenue, if any, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share or royalty of the revenue of the product line paid to California Exotics. For the year ended December 31, 2005, we received $28,453 in revenue from the commission on sales of the Berman Center Intimate Accessories line of products. For the nine months ended September 30, 2006 and 2005 we recognized revenue of $81,340 and $13,146 respectively from such royalties.

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

Radio and royalty revenue represents advertising revenue earned from sponsors who advertise on the Dr. Laura Berman Radio Show, royalties from products licensed by us. All of our revenue from radio advertising for the year ended December 31, 2005 was received from a single advertiser and was a single occurrence. Dr. Berman is not paid for hosting her radio show. We earn revenue at times, from television appearances that are made by Dr. Berman and from the taping of a new reality television series called ‘Sexual Healing’ which airs on the Showtime cable channel. Publishing revenue represents revenue earned from releasing of a new book written by Dr. Berman. Revenue from research projects represent revenue generated from a study conducted by Dr. Berman. When such revenue is generated, we recognize the revenue when it is earned, the services are performed and collection is probable.

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

Comparison of the Three Months ended September 30, 2006 to the Three Months ended September 30, 2005

Revenue	For the three months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Clinic revenue	$39,287	$175,081
Conference revenue	149,184	187,975
Research, studies and trials	-	-
Radio Advertising	-	-
Publishing	425	638
Television	1,130	-
Royalty	27,769	13,145
Other	31,000	-
Total Revenue	$248,795	$376,839

Total revenue decreased significantly in the three months ended September 30, 2006 to $248,795 as compared to $376,839 for the three months ended September 30, 2005. This is primarily due to the discontinuation of the medical services portion of the clinic’s business and the smaller scale of the individual continuing medical education course during the three months ended September 30, 2006. Revenue from clinic operations for the three months ended September 30, 2006 decreased by $135,794 compared to the three months ended September 30, 2005, from $175,081 to $39,287. The decrease is due to the discontinuation of the medical services portion of the clinic’s business as compared to the same period from the previous year. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

Revenue for the three months ended September 30, 2006 also included royalty revenue of $27,769 (royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold); public relations revenue of $31,000 (this revenue is generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services), television revenue of $1,130 (generated by television appearances), and $425 publishing revenue (from magazine excerpts concerning Dr. Berman’s most recent book ‘The Passion Prescription’). In comparison, there was only revenue of $13,145 included in royalties and $638 included in publishing for these activities during the three months ended September 30, 2005. As such, the aforementioned revenue activities comprise the $128,044 decrease in revenue for the three months ended September 30, 2006 as compared to the same period in 2005.

Expenses

Cost of Goods Sold

	For the three months ended
	September 30	September 30
	2006	2005
	(unaudited)	(unaudited)
Clinics	$65,377	$225,373
Conference expense	254,370	171,009
Research, Studies and Trials	-	-
	$319,747	$396,382

Gross Margin	($70,952)	($19,543)

Gross Margin %	-28.5%	-5.2%

Cost of goods sold during the three months ended September 30, 2006 of $319,747 was $76,635 lower than cost of goods sold during the three months ended September 30, 2005 of $396,382. This is due mainly to the discontinuation of the medical services portion of the clinic’s business during the three months ended September 30, 2006. There were significantly lower staffing levels for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

For the three months ended September 30, 2005, cost of services consisted of $200,234 in payroll related costs, $171,009 in conference expenses, and outside lab costs of $25,139. For the three months ended September 30, 2006, cost of services consisted of $62,632 in payroll related costs, $254,370 in conference expenses, and outside lab fees of $2,745.

Selling, General and Administrative Expenses

	For the three months ended
	September 30	September 30
	2006	2005
	(unaudited)	(unaudited)
Selling, General &
Administrative Expenses
and Interest Expense:	$407,419	$561,819

S, G & A (as a % of revenue)	163.8%	149.1%

Selling, general and administrative expenses and interest expense during the three months ended September 30, 2006 of $407,419 was $154,400 lower than selling, general and administrative expenses and interest expense for the three months ended September 30, 2005 of $561,819. This is mainly due to expenses related to the discontinuation of the medical services portion of the clinic’s business and the associated reduction of salaries, payroll taxes and benefits, and the rent of the Naperville office.

For the three months ended September 30, 2005, the remaining significant components of selling, general and administrative expenses and interest expense consisted of the following: $158,375 in payroll related costs, $86,645 in expenses related to public company obligations, $72,192 in expenses related to public relations, promotions and advertising, $13,000 in consultant and broker fees, $71,011 in rent expense, $12,150 in costs for systems and technology, $38,888 in depreciation expense, $17,944 in commercial insurance expense, and $9,167 in systems and technology expenses.

The significant components of selling, general and administrative expenses and interest expense for the three months ended September 30, 2006 include: $136,590 in expenses related to payroll related costs, $67,681 in rent expense, $37,362 in depreciation expense, $26,355 in consultant fees, $31,568 in audit fees, $8,416 in legal fees, $22,667 in supplies, utilities, postage and subscriptions and $29,695 in commercial insurance expenses.

Other Expenses

	For the three months ended
	September 30	September 30
	2006	2005
	(unaudited)	(unaudited)
Other Expenses	$102,496	$-

During the three months ended September 30, 2006 the company discontinued the medical services portion of the clinic’s business. As such, the Company has disposed of the related medical equipment including ultrasounds and neural scanners. The $102,496 consists of a realized loss of $24,432 on the sale of equipment and a loss of $78,064 on the disposition of the remaining equipment. There are no such Other Expenses for the related period in 2005.

Net Loss

	For the three months ended
	September 30	September 30
	2006	2005
	(unaudited)	(unaudited)
Net Profit / (Loss)	($580,809)	($581,362)
% of Revenue	-233.5%	-154.3%

Net loss decreased from $581,362 in the three months ended September 30, 2005 to $580,809 for the three months ended September 30, 2006. The positive change is mainly due to decreased revenues and expenses related to the discontinuation of the medical services portion of the clinic’s business in the three months ended September 30, 2006. The total revenue from media activities of $32,555 breaks down as follows: $1,130 from television appearances, public relations revenue of $31,000 and a small portion of publishing revenue. The Company hosted a conference that generated $149,184 in revenue. The Company also recognized Royalty revenue of $27,769 which has no costs associated with it. By comparison, in the three months ended September 30, 2005, the Company recognized $175,081 in clinic revenue. The Company hosted a conference that generated $187,975 in revenue. The Company also recognized Royalty revenue of $13,145 which has no costs associated with it, and a small portion of publishing revenue was also recorded. There was no revenue from television or public relations during the related period in 2005. The losses the Company incurred during the three months ended September 30, 2006 would have been significantly less had the Company not hosted the conference. The losses from hosting the conference during the three months ended September 30, 2006 were $105,186. The losses incurred from the conferences were primarily due to an insufficient number of registrants attending the conferences.

For the three months ended September 30, 2005, cost of services amounted to $396,382 resulting in a negative gross margin of $19,543. Selling, general and administrative expenses and interest expense totaled $561,819 which resulted in a net loss for the three months ended September 30, 2005 of $581,362.

For the three months ended September 30, 2006, cost of services amounted to $319,747 resulting in a negative gross margin of $70,952. Selling, general and administrative expenses and interest expense totaled $407,419, and Other expenses totaled $102,496 which resulted in a net loss for the three months ended September 30, 2006 of $580,811.

Comparison of the Nine Months ended September 30, 2006 to the Nine Months ended September 30, 2005

Revenue	For the nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Clinic revenue	$267,897	$422,511
Conference revenue	342,559	187,975
Research, studies and trials	177,500	-
Radio Advertising	-	50,000
Publishing	172,827	638
Television	237,203	-
Royalty	81,340	13,145
Other	74,000	-
Total Revenue	$1,353,325	$674,271

Total revenue increased significantly in the nine months ended September 30, 2006 to $1,353,325 as compared to $674,271 for the nine months ended September 30, 2005. This is primarily due to the revenue generated by the three conferences the Company hosted, the Media activities performed by the company and a research study conducted in the nine months ended September 30, 2006. Revenue from clinic operations for the nine months ended September 30, 2006 decreased by $154,614 compared to the nine months ended September 30, 2005, from $422,511 to $267,897. The decrease is due to the discontinuation of the medical services portion of the clinic’s business. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

Revenue for the nine months ended September 30, 2006 also included $484,030 in Media revenue, which breaks down as follows: publishing revenue of $172,827 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’); $234,075 of revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 8 weekly shows produced in total); public relations revenue of $74,000 (this revenue is generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $3,128 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show and on The View. In comparison, there was Media revenue of $638 for the nine months ended September 30, 2005 consisting solely of publishing revenue related to the book ‘Secrets of the Sexually Satisfied Woman’. The Company earned Research revenue of $177,500 in the nine months ended September 30, 2006. The research project focused on sexual intimacy and was sponsored by Johnson & Johnson. There was no research revenue for the nine months ended September 30, 2005. Revenue for the nine months ended September 30, 2005 also included $50,000 in radio advertising revenue. There was no radio advertising revenue for the nine months ended September 30, 2006. Royalty revenue for the nine months ended September 30, 2006 was $81,340. There was Royalty revenue of $13,145 for the nine months ended September 30, 2005. We reported royalty revenue for the first time in the third quarter of 2005. Royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold. As such, the aforementioned revenue activities comprise the $679,056 increase in revenue for the nine months ended September 30, 2006 as compared to the same period in 2005.

Expenses

Cost of Goods Sold

	For the nine months ended
	September 30	September 30
	2006	2005
	(unaudited)	(unaudited)
Clinics	$375,102	$440,752
Conference expense	680,060	171,009
Research, Studies and Trials	69,320	1,725
	$1,124,482	$613,486

Gross Margin	$228,843	$60,783

Gross Margin %	16.9%	9.0%

Cost of goods sold during the nine months ended September 30, 2006 of $1,124,482 was $510,996 higher than cost of goods sold during the nine months ended September 30, 2005 of $613,486. This is due mainly to expenses related to the three conferences the Company hosted during the nine months ended September 30, 2006. The total conference expenses for the three conferences were $680,060. By comparison, there were conference expenses of $171,009 for the nine months ended September 30, 2005. Also, there were higher staffing levels for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Staff reductions and salary cuts had been put in place by the latter part of 2004 that carried over to 2005. Management implemented these reductions in an effort to bring expenses more in line with revenue at that time. By the second half of 2005, management began increasing staff levels. One Medical Assistant was added near the end of the 2nd quarter of 2005. In the 3rd quarter of 2005, a Patient Concierge was added along with a second Talk Therapist. These staff addition expenses continued into the nine month period ended September 30, 2006. Another reason for higher cost of goods sold in the nine months ended September 30, 2006 is due to research expenses of $69,320. These expenses represent outside costs incurred associated with the sexual intimacy study conducted by the company in the nine months ended September 30, 2006. The Company earned revenue of $177,500 on the research project. By comparison, there was no research expenses in the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, cost of services consisted of $403,522 in payroll related costs, conference expenses of $171,009, outside lab costs of $37,230, and research expenses of $1,725. For the nine months ended September 30, 2006, cost of services consisted of $353,791 in payroll related costs, conference expenses of $680,060, outside lab fees of $21,311, and research expenses of $69,320.

Selling, General and Administrative Expenses

	For the nine months ended
	September 30	September 30
	2006	2005
	(unaudited)	(unaudited)
Selling, General &
Administrative Expenses
and Interest Expense:	$1,350,308	$1,820,153

S, G & A (as a % of revenue)	99.8%	269.9%

Selling, general and administrative expenses and interest expense during the nine months ended September 30, 2006 of $1,350,308 was $469,845 lower than selling, general and administrative expenses and interest expense for the nine months ended September 30, 2005 of $1,820,153. This is mainly due to expenses related to the reverse merger and equity financing transaction which occurred during the nine months ended September 30, 2005. The expenses for the reverse merger and equity financing transaction during the nine months ended September 30, 2005 amounted to $547,385 and consisted on the following expense categories: audit and legal fees pertaining to our registration statement on Form SB-2, subsequent amendment filings of Form SB-2, placement fees, roadshow expenses, filing fees stock transfer agent fees, various state and federal filing fees and interest expense.

For the nine months ended September 30, 2005, the remaining significant components of selling, general and administrative expenses and interest expense consisted of the following: $409,986 in payroll related costs, $184,982 in expenses related to public relations, promotions and advertising, $209,634 in rent expense, $111,174 in consultant and broker fees, $82,092 in supplies, utilities, postage and subscriptions, $30,091 in commercial insurance expenses, $25,437 in costs for systems and technology, $98,926 in depreciation expense and $40,948 in legal expenses.

The significant components of selling, general and administrative expenses and interest expense for the nine months ended September 30, 2006 include: $464,677 in expenses related to payroll related costs, $213,256 in rent expense, $116,011 in depreciation expense, $112,206 in consultant and broker fees, $79,583 in commercial insurance expenses, $69,123 in supplies, utilities, postage and subscriptions, $16,600 in public relations and travel and entertainment expenses, $104,690 in audit fees, $70,266 in legal fees, $19,038 in filing fees, $6,750 in stock transfer agent fees, and $24,129 in costs related to systems and technology.

Other Expenses

	For the nine months ended
	September 30	September 30
	2006	2005
	(unaudited)	(unaudited)
Other Expenses	$102,496	$-

During the nine months ended September 30, 2006 the company discontinued the medical services portion of the clinic’s business. As such, the company has disposed of the related medical equipment including ultrasounds and neural scanners. The $102,496 consists of a realized loss of $24,432 on the sale of equipment and a loss of $78,064 on the disposition of the remaining equipment. There are no such Other Expenses for the related period in 2005.

Net Loss

	For the nine months ended
	September 30	September 30
	2006	2005
	(unaudited)	(unaudited)
Net Profit / (Loss)	($1,223,961)	($1,759,370)
% of Revenue	-90.4%	-260.9%

Net loss decreased from $1,759,370 in the nine months ended September 30, 2005 to $1,223,961 for the nine months ended September 30, 2006. The positive change is mainly due to the significant increase in Media revenue in the nine months ended September 30, 2006. The total revenue from media activities of $484,030 breaks down as follows: publishing revenue of $172,827 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’); $234,075 revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 8 weekly shows produced in total) and public relations revenue of $74,000 (this revenue is generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $3,128 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show and on The View. There was Media revenue of $638 for the nine months ended September 30, 2005 consisting solely of publishing revenue related to the book ‘Secrets of the Sexually Satisfied Woman’. The Company conducted a research project in the nine months ended September 30, 2006. This study produced a net profit of $108,180. The Company also recognized Royalty revenue of $81,340 which has no costs associated with it. By comparison, in the nine months ended September 30, 2005, the Company recognized $187,975 of conference revenue, $50,000 of radio advertising revenue, $638 of publishing revenue, $13,145 of royalty revenue and $422,511 in clinic revenue. There was no revenue from television, or a research study during the related period in 2005. The losses the Company incurred during the nine months ended September 30, 2006 would have been significantly less had the Company not have hosted the three conferences. The losses from hosting the three conferences during the nine months ended September 30, 2006 were $337,501. The losses incurred from the conferences were primarily due to an insufficient number of registrants attending the conferences.

For the nine months ended September 30, 2005, cost of services amounted to $613,486 resulting in a positive gross margin of $60,783. Selling, general and administrative expenses and interest expense totaled $1,820,153 which resulted in a net loss for the nine months ended September 30, 2005 of $1,759,370.

For the nine months ended September 30, 2006, cost of services amounted to $1,124,482 resulting in a positive gross margin of $228,843. Selling, general and administrative expenses and interest expense totaled $1,350,308, and Other expenses totaled $102,496 which resulted in a net loss for the nine months ended September 30, 2006 of $1,223,961.

Liquidity and Capital Resources

At September 30, 2006, we had current assets of $433,759 consisting of cash and cash equivalents of $206,605 and other current assets of $227,154. At September 30, 2006, we also had current liabilities of $1,063,853 consisting of accounts payable of $384,387 and other current liabilities of $679,466. This resulted in a negative net working capital at September 30, 2006 of $630,094. During the nine months ended September 30, 2006, we used cash in operating activities of $930,819. From the date of inception (January 2003) to June 30, 2006, we have had a net loss of $5,889,373 and have used cash in the amount of $4,955,849 in operating activities. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

During the nine months ended September 30, 2006, the Company issued 1,290,971 shares to third party investors for a cash total of $388,750. In connection with this issuance, the Company issued 600,000 warrants to the placement agent.

On October 6, 2006, we executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to us. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the term of the Promissory Note is one year with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of our common stock that are issuable upon conversion of the Promissory Note.

On June 16, 2005, our company and Dr. Laura Berman entered into an employment agreement pursuant to which Dr. Berman was to receive an annual salary of $200,000. On August 14, 2006, Dr. Berman agreed to forego payment of her salary for an indefinite period of time. In addition, Samuel Chapman, our Chief Executive Officer, who does not currently have an employment agreement with us, agreed to forego his salary for an indefinite period of time. The salaries of Dr. Berman and Mr. Chapman may be reinstituted upon action of the Board of Directors at any time in the future.

We believe that we currently have sufficient funds on hand to fund our operations for the next quarter. We intend to seek additional financing in the future to fund our operations. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. In addition, our arrangements with Hunter World Markets, Inc., as described above, may limit our ability to conduct certain capital raises.

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

The net proceeds from our recent private placement transaction in June 2005 was $2.3 million. We have used the proceeds from the private placement for expenses related to the private placement and reverse merger, for working capital and general corporate purposes. Since June of 2005 (the month of the reverse merger / private placement), we have hired eleven new employees. Most of these employees were subsequently terminated as a reduction-in-staff for purposes of cost savings. We also have used the funds to provide equipment and supplies for our clinical office in Naperville, a suburb of Chicago, Illinois. The Company’s lease for the Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. In addition, we used a portion of the net proceeds to market our services more aggressively than we have in the past. Beginning in September of 2005, the Company began aggressively advertising its services in magazines and on the radio. Due to the high expense of advertising and its unsatisfactory level of effectiveness, the Company eliminated a major portion of its advertising campaign. In addition, we have used the proceeds from the private placement to pay for ongoing legal and audit services and other fees related to our public filings with the Securities and Exchange Commission.

We currently lose approximately $200,000 per month. The Company’s lease for our Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. The Company has incurred additional internal public relations costs through the hiring of three additional public relations employees during 2006. The Company now has no public relation employees in house as they were terminated during the quarter ended September 30, 2006. The salaries, payroll taxes and benefits of four public relations employees at the time was approximately $250,000 annually. These additional costs replaced much of the promotional and advertising costs paid to outside firms in the past.

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

In addition, prior to converting into corporate form, Berman Center LLC issued to certain investors providing $400,000 in working capital in a bridge loan to Berman Center LLC, three and a half year (bridge) warrants exercisable into 117,315 membership interests in Berman Center LLC at an exercise price of $1.074034786. These (bridge) warrants converted into warrants exercisable into 400,000 shares of Berman Health and Media, Inc.’s common stock at an exercise price of $0.315 upon the reorganization of Berman Center LLC into corporate form. We agreed to assume these warrants in connection with the merger. Each warrant is now exercisable into 1.535999487 shares of our common stock. These warrants were exercisable into an aggregate of 614,400 shares of our common stock. On June 23, 2006, 384,000 of the 614,400 (bridge) warrants (associated with the working capital provided exercised) and shares were issued. The transaction infused cash and paid-in-capital of $78,750 into the Company. Another 906,971 of placement agent warrants were also exercised on June 23, 2006 and shares were issued. This transaction resulted in $310,000 in cash and paid-in-capital being infused into the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

Other than with respect to the following risk factors, which have been updated and restated in their entirety below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-KSB for the year ended December 31, 2005, as updated by our Quarterly Reports on Form 10-QSB as filed with the Securities and Exchange Commission. With respect to this discussion, the terms “Berman Center,”  “Company”, "we," "us," and "our" refer to the registrant, Berman Center, Inc., and our wholly owned subsidiary, Berman Health and Media, Inc.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. As of September 30, 2006, we had an accumulated deficit of $5,889,373. Our losses for the nine months ended September 30, 2006 and 2005 were $1,223,961 and $1,759,370, respectively, and our loss for the year ended December 31, 2005 was $2,421,768. Revenue from clinic operations, our primary source of revenue, for year ended December 31, 2005 decreased by $136,611 as compared to the year ended December 31, 2004, from $664,201 to $527,590. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

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

If we fail to make payments under our secured promissory note, or otherwise come in default of such note, we could lose all of our assets, which could cause our business to fail.

On October 6, 2006, we executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to us. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is secured by all of the assets of our company and our wholly-owned subsidiary, (ii) the term of the Promissory Note is one year with an interest rate per annum of 15%, (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of our common stock that are issuable upon conversion of the Promissory Note. If we fail to make payments under the Promissory Note, or otherwise come into default, Hunter Fund may exercise its rights to seize all of the assets of our company, which would have a material adverse effect on our business and could cause us to declare bankruptcy. In such instance, you could lose your entire investment.

 We have discontinued the medical services portion of our business, which has historically accounted for a significant percentage of our revenues, and if we fail to replace that source of revenue, our results of operations could be materially and adversely affected.

Effective July 2006, the medical services portion of our clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. The medical services portion of our business has accounted for a significant portion of our revenues in the past and we did expect that our business would experience a decrease in clinic revenue as a result of this change. There was also a risk that we may lose customers for our talk therapy services as a result of not providing the medical services portion of our business, which would have further reduced our revenues and could have harmed our results of operations. In addition, if the revenue from our talk therapy and other portions of our business did not increase, our business and results of operations could have materially and adversely affected our results of operations and growth opportunities.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 6, 2006, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the term of the Promissory Note is one year with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Promissory Note.

In connection with and as a condition to the Promissory Note, the Company engaged an affiliate (the “Affiliate”) of Hunter Fund, for a period of twenty-four (24) months from the date of the Promissory Note to act as its exclusive placement agent for potential financing transactions, the type and dollar amount being as mutually agreed to by the parties. As compensation for execution of the agreement, the Company agreed to issue to the Affiliate and its designee an aggregate of 800,000 shares of the Company’s common stock. In addition, the Affiliate will receive compensation as mutually agreed by the parties at the time of any offering during the twenty-four month term, if any, depending on the offering type and size. An offering, if any, is expected to be conducted pursuant to Regulation D promulgated by the Securities and Exchange Commission and will be offered and sold only to “Accredited Investors” as that term is defined in Regulation D. The securities offered in an offering, if any, will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 14, 2006, Dr. Laura Berman, President, agreed to forego payment of her salary for an indefinite period of time pursuant to Section 3(a) of her employment agreement, as amended. In addition, Samuel Chapman, Chief Executive Officer of the Company, who does not currently have an employment agreement with the Company, agreed to forego his salary for an indefinite period of time. Dr. Berman and Mr. Chapman met with the Board of Directors on August 14, 2006 and all agreed that it was in the best interest of the Company to forego their salaries, effective immediately. The salaries of Dr. Berman and Mr. Chapman may be reinstituted upon action of the Company’s Board of Directors at any time in the future.

The Company has entered into an agreement with Braun Marketing, LLC, Triple J Marketing, LLC, and Roar, LLC, to develop, produce and market a series of DVD’s based upon the advice, content, personality, programs, articles, theories and teachings of Dr. Laura Berman and The Berman Center.  The initial monetary costs of the production will be bourn by the other partners while The Berman Center will supply Dr. Berman’s time and the scripts to the project as well as participate in marketing efforts.  The Berman Center will share in the gross proceeds of this series.

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

BERMAN CENTER, INC. (Registrant)

Date: November 14, 2006	By:	/s/ Samuel Chapman
Samuel Chapman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)