Form 10KSB
period 2006-12-31
BERMAN CENTER, INC.
filed 2007-04-17
CIK 876160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006

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
None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
          Common Stock, $0.001 par value
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

State issuer’s revenue for its most recent fiscal year: $1,372,569

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at April 1, 2007, computed by reference to the price at which the average bid and asked price of the Company’s common stock, was $32,975,691. The Company’s shares of common stock are quoted in the Pink Sheets under the symbol "BRMC." No established trading market for the Company’s common stock has developed and management believes that the bid and ask price of the shares may not accurately reflect the value of the Company.

The number of shares outstanding of the issuer’s common equity as of April 1, 2007 was 34,293,599.

Documents incorporated by reference:
None

Transitional Small Business Disclosure Format:       ☐ Yes  ☒ No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements including the plans and objectives of management for the business, operations, and economic performance of Berman Center, Inc. (the "Company" "we" and "us"). These forward-looking statements generally can be identified by the context of the statements or the use of words such as the “Company” or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe our future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	Our history of losses;

•	Our dependence upon Dr. Laura Berman;

•	Our cessation of medical services and shift to talk therapy;

•	Resignation of numerous directors;

•	Our obligations under our $425,000 secured promissory notes that are due in October 2007;

•	The market for female sexual health products and services which is at an early stage;

•	Our ability to recruit and retain qualified personnel;

•	Our exposure to product liability claims;

•	The limited experience of our officers, directors and employees in marketing, licensing and selling our products and services;

•	The uncertainty of an established public trading market for our securities; and

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

ADDITIONAL INFORMATION

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports, and other information are available for inspection and copying at the regional offices, public reference facilities and website of the Securities and Exchange Commission referred to below.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a health center for women focused on female sexual health and menopause management. Dr. Laura Berman, our President and Chief Executive Officer, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University.

Historically our principal source of revenue is from the clinical services that we provide out of our downtown Chicago clinic. Our clinical staff works to improve our patients’ quality of life, health and relationships. Clinical services include talk therapy performed by licensed clinical social workers, nutritional counseling and yoga classes. Our clinical staff currently includes one talk therapist.

Clinical services accounted for 21% and 65% of our revenue for the years ended December 31, 2006 and 2005, respectively. Revenue from clinic operations for the year ended December 31, 2006 decreased by $234,047 as compared to the year ended December 31, 2005, from $527,590. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

We have also generated additional revenue from medical education courses. We hold continuing medical education courses, which accounted for 25% and 23% of our revenue for the years ended December 31, 2006 and 2005, respectively. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. The revenue generated from our clinical services and medical education courses accounted for approximately 47% and 89% of our revenue for the years ended December 31, 2006 and 2005, respectively. At the present time, there are no plans to continue these programs due to the significant costs involved prior to the realization of revenues.

In addition to clinical services and medical education courses, we expect to generate revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. Total revenue of $166,874 from the book was recognized for the year ended December 31, 2006. In addition to the payment that we received in connection with The Passion Prescription, we have received a nominal royalty payment received in connection with one of the two books that Dr. Berman co-authored prior to the execution of her employment agreement. Costs that we incurred in connection with book publishing primarily consisted of internal payroll expenses for our staff writer who assisted Dr. Berman in authorship of a book. Our writer’s annual salary was approximately $75,000 at the time, but she has since resigned. A new writer has replaced this individual at a lower salary. At the present time there are no set plans for the publication of any new works, although concepts have been discussed and the possibility of a new book deal may arise at any time.

We have more recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, tracks three couples' progress through intensive couples therapy at the Berman Center over a one-week period. There have been nine such weekly episodes to date. The Showtime Network picked up the series in September 2005 and premiered the show on July 21, 2006. We were entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments were guaranteed by Showtime Network for the first season of the show. Showtime Network was not obligated to renew the show for a second season and eventually chose not to do so. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public. The Showtime series failed to secure a sufficient audience and our programming was canceled. The revenues we anticipated generating from television programming will substantially decline unless the show is picked up by another network. During the year ended December 31, 2006, we have earned total revenue of $263,251 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series. The pilot show, not counted as one of these eight episodes, was produced in 2005.

We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. The website has been earning nominal, yet steadily increasing, revenues since February 2006. In addition to subscription revenue, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% royalty of the net revenue of the product line paid to California Exotics. For the years ended December 31, 2006, and December 31, 2005, we recognized revenue of $117,334 and $30,020, respectively from such royalties.

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

Sources of Revenue

The following table sets forth our revenue by each of our activities:

	For The Year	For The Year
	Ended	Ended
	December 31, 2006	December 31, 2005
- Clinics	$293,543	$527,590
- Seminars and Conferences	348,084	187,975
- Research, Studies and Trials	177,500	-
- Radio Advertising	-	50,000
- Publishing	172,857	-
- Television	263,251	-
- Royalty	117,334	30,020
- Other	-	12,558
Total Revenue	$1,372,569	$808,143

Our Clinic

Our principal source of revenue has been from the clinical services that we provide out of our downtown Chicago clinic. The goal of our clinical services is to improve our patients’ quality of life, health and relationships. In the past, we had provided medical services as a part of our clinical services. Medical services had historically accounted for a majority of our revenues. We discontinued the medical services portion of our business on July 27, 2006 and shifted the focus of clinical services to talk therapy and individual and couples therapy retreats.  The medical services that were discontinued included medical treatments related to hormonal management, physical sexual functions, menopausal symptoms relief, nerve function, physical sensory impairment, and genital blood flow abnormalities. Our clinical services currently include talk therapy performed by licensed clinical social workers, nutritional counseling and yoga classes.

Clinical services accounted for 21% and 65% of our revenue for the years ended December 31, 2006 and 2005, respectively. The amount of our losses since we began our current operations in the female sexual health business in January 2003 through December 31, 2006 is $6,012,658. Revenue from clinic operations for the year ended December 31, 2006 decreased by $234,047 as compared to the year ended December 31, 2005, from $527,590.  The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue as a result of this change and there was also a decrease in clinic costs and expenses. It is management intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to generate clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

We do not accept insurance, as the majority of the services provided are not covered by third party reimbursement. Our practitioners do not accept Medicare or Medicaid for the services rendered at the clinic. Collection of fees for services occurs at the time of visit. Costs related to revenues generated from clinical services primarily consist of internal payroll expenses for clinical staff.

Continuing Medical Education Courses

In September 2004, we hosted “Women’s Sexual Health State-of-the-Art Series” through Northwestern Memorial Hospital’s Continuing Medical Education Office. This meeting was targeted to a national group of health care professionals (e.g., nurses, therapists, physicians) who were interested in, or currently treating female sexual function complaints. The course emphasized on the evaluation, diagnosis, and treatment of female sexual function complaints, including pelvic pain, perimenopause and menopause, sexual challenges of special populations of women, and couples issues.

We believe that we may benefit from our role as host of this educational series on numerous levels. First, we believe it can heighten exposure of the clinic among other professionals in the field. Secondly, we believe it may promote the professional reputation of the clinic in the medical community by acting as a voice of authority in the science and research of female sexual dysfunction.

The continuing medical education courses accounted for 25% and 23% of our revenue for the years ended December 31, 2006 and 2005, respectively. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. The revenue generated from our clinical services and medical education courses accounted for approximately 47% and 89% of our revenue for the years ended December 31, 2006 and 2005, respectively. At the present time, there are no plans to continue these programs due to the significant costs involved prior to the realization of revenues.

Books and Publishing

Dr. Berman is an author. Her first book, For Women Only: A Revolutionary Guide to Reclaiming Your Sex Life achieved a ranking on the New York Times Best Seller’s List when it was released in 2001, and is now available in paperback. Her second book, Secrets of the Sexually Satisfied Woman, was promoted in a nationwide multimedia tour. A third book, Passion Prescription, has been completed and was released in January 2006. A variety of other books have been conceptualized, with each book targeting a different facet of female health and relationships, but at the present time there are no set plans for the publication of any new works. In addition to being a source of revenue, we believe that Dr. Berman’s books will serve as a marketing vehicle for Dr. Berman and our company, in addition to enhancing the clinic’s reputation.

Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book was released in January 2006 and total revenue of $166,874 from the book was recognized for the year ended December 31, 2006. In addition to the payment that we received in connection with The Passion Prescription, we have received various smaller amounts of publishing revenue from a few magazine companies from allowing them to publish excerpts of Dr. Berman’s book in their respective magazines. Costs that we incurred in connection with book publishing primarily consisted of internal payroll expenses for our staff writer who assisted Dr. Berman in authorship of a book. Our writer’s annual salary was approximately $75,000.

Reality Series

We have more recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, tracks three couples' progress through intensive couples therapy at the Berman Center over a one-week period. Pursuant to the terms of the agreement, we are entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. There have been nine such weekly episodes. The ShowTime Network picked up the series in September 2005 and premiered the show on July 21, 2006. Showtime Network had the option to renew the show for a second season but in January 2007 Showtime informed us that it is declining to renew the show. During the year ended December 31, 2006, we have earned total revenue of $263,251 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series. The revenue we generate from television programming will decline if an alternate airing network is not secured. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public.

Other Media Outlets

We believe a coordinated media strategy, including television, print media, and authorship may bring the existence of our clinic to the attention of potential female patients.

Newspaper and Magazine Columns. Dr. Berman currently writes columns that are published in the Chicago Sun-Times, USA Today and Ladies Home Journal. Dr. Berman is not currently paid for these columns except for a nominal fee in connection with the column for Ladies Home Journal. We believe the columns provide exposure for Dr. Berman and our company. Dr. Berman’s weekly Chicago Sun-Times column, “The Language of Love,” takes an entertaining, light-hearted approach to relationships and sex. The 500-word column is meant to be insightful, but accessible for the Monday-morning commuter to read. The column is also featured online at the Chicago Sun-Times website (www.suntimes.com), with an archive of columns from the previous six weeks. A monthly Ladies Home Journal column presents Dr. Berman’s answers to real women’s questions. The advice format delivers useful information that a woman can relate to for herself or her relationship. USA Today is the nation’s largest circulated newspaper. Dr. Berman contributes to the publication’s opinion page, “The Forum,” with opinion pieces that engage Dr. Berman in timely discussions of sexual health controversies. All revenue, if any, generated by Dr. Berman’s newspaper and magazine columns will be remitted to our company pursuant to our employment agreement with Dr. Berman.

Internet Initiatives. We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman’s book The Passion Prescription. In addition to subscription revenue, the website offers for sale Dr. Berman’s line of Kegel exercise and sexual aid products called the Berman Center Intimate Accessories, which was created in partnership with California Exotics Novelties, LLC. The website has been earning nominal, yet steadily increasing, revenues since February 2006.

Instructional DVDs. We intend to produce a new series of DVDs hosted by Dr. Berman, entitled The Endless Passion Series, which we believe will help women and couples deal with issues of intimacy and sexuality throughout their lifetime. From medical and therapeutic advice to usable tips for the bedroom, we expect the DVD series to provide viewers with practical information in an easy-to-use format. Footage for the series has already been filmed and is currently in the editing stage. A release date has not been established.

Key Business Relationships

Key business relationships involved in our company and Dr. Berman’s media career include her book agency International Creative Management (ICM) and her talent agency Agency for Performing Arts(APA). In addition, Northwestern Memorial Hospital and Meeting Achievements produce our continuing medical education courses. Dr. Berman has a representation agreement with ICM whereby ICM is entitled to 15% of all publishing revenue secured by ICM. Dr. Berman does not have a written agreement with APA, but APA generally receives 10% of Dr. Berman’s entertainment income from work secured by APA. We generally enter into agreements with Meeting Achievements for each of the continuing education courses that we hold. Meeting Achievements generally receives a fee per continuing medical education conference that we hold in addition to 10% of hotel occupancy rates paid by conference attendees to hotels, which are paid to Meeting Achievements by the hotels.

 Research and Clinical Trials

Our clinic has conducted research aimed at advancing the science of female sexuality and sexual dysfunction. In the past, we have generated revenue through research funding. We either receive payments directly from the companies for which we conduct research studies, or the companies pay Dr. Berman who subsequently endorses the payment to us. Our expenses related to conducting research and publishing related reports include paying fees to third parties for conducting surveys, if applicable, and the salary to our staff writer that assists in preparing such publications. Our writer’s annual salary was approximately $75,000. In the year ended December 31, 2006, the Company recorded $177,500 in revenue from research and clinical trials. We did not generate any revenue through research funding for the year ended December 31, 2005.

In addition, Dr. Berman was one of the lead principle investigators in the first multi-center clinical trial, which found Viagra to be effective in women with arousal disorder. She consulted with Pfizer to design the protocol, and also spearheaded the team to train the sex therapists to carry out the eligibility screening at over twenty different sites. The findings of the study, published in the Journal of Sex and Marital Therapy, reported a statistically significant improvement in arousal, lubrication, sexual satisfaction and ease and facility for reaching orgasm with Viagra as compared to placebo. We believe that the research studies add credence to Dr. Berman’s professional reputation within our industry and generate media exposure. Interesting findings from the studies are often taped for television and radio appearances, as well as assorted newspaper and magazine features, with credit to Dr. Berman and/or our company.

It should be noted that our areas of research are driven by our view of patient needs and our research is conducted through scientific methods. We do not permit the commercial aspect of the financing and promotion of the research to compromise the integrity or accuracy of the results of our studies. All funding for research that we have received in the past has been received in the form of an unrestricted educational grant, the terms of which are intended to detach the payment for financing the research from the research’s outcome. For example, both Drug Store.com and CB Fleet have financed research at the Berman Center in the past, and neither company was given control over the questions that were asked nor were they party to asking any of the questions or the reporting of the results. Nevertheless, the appearance of conflicts of interests may arise due to commercial relationships existing between us and those entities which finance our research, continuing medical education courses or which may become or have products which become the topic of some of Dr. Berman’s editorial content through radio, newspapers, magazines or television. With respect to Dr. Berman’s radio show, the disclosure of any commercial relationships and their nature is made on the air during her radio show and are regulated by the Federal Communication Commission. In addition, all research that has been carried out at the clinic, both clinical trials and general research, was approved by a centralized institutional review board (IRB) office for the protection of human subjects. The term “centralized institutional review board” refers to the review board of Essex Institutional Review Board Inc., an independent organization located in Lebanon, New Jersey. The Institutional Review Board determines whether research proposals meet the review board’s requirements for safety and ethical standards for conducting clinical research on human subjects. Use of a centralized IRB to review and approve all research ensures its legitimacy and provides outside supervision of adherence to ethical guidelines.

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

Dr. Berman has developed relationships with several major drug companies and a variety of consumer product companies, including Bayer, Johnson & Johnson, Vivus, Quality Life Pharmaceutical, Pharmacia, Next Med, Eli Lily, Pfizer, Dechuttes Medical, Nastech, Inspire Pharmaceutical, Proctor & Gamble, C.B. Fleet, Summer’s Eve, Drugstore.com, and Seasonale. These relationships include corporate funding for research and studies conducted by Dr. Berman and our company. For example, in fiscal year 2003, we received $75,000 from Proctor & Gamble to support the Sexual Satisfaction Research Survey. In fiscal year 2004, we received $100,000 from Summer’s Eve (C.B. Fleet) to support research on the genital self-image study, $60,000 from Summer’s Eve to support a study conducted on vibrators, $11,085 from Proctor & Gamble for participating in the study of the testosterone patch and $2,600 from Meredith Corporation for Dr. Berman’s question-and-answer column in Ladies Home Journal. In fiscal 2005, we received $50,000 from Summer’s Eve as advertising revenue supporting Dr. Berman’s radio show and $1,200 from Meredith Corporation for Dr. Berman’s question-and-answer column in Ladies Home Journal. We received approximately $30,000 in royalty revenue from California Exotics/Eve’s Garden for products sold endorsed by Dr. Berman. We either receive payments directly from the companies for which we conduct research studies, or the companies pay Dr. Berman who subsequently endorses the payment to us. Our expenses related to conducting research and publishing related reports include paying fees to third parties for conducting surveys, if applicable, and the salary to our staff writer that assisted in preparing such publications.

The Clinic Process

Dr. Laura Berman, who is not a physician, has been working as a sex educator and therapist for over fifteen years. After obtaining her Master’s in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University, she went on to complete a training fellowship in Sexual Therapy with the Department of Psychiatry at New York University Medical Center.

The clinical process begins with an initial examination of each new patient, which consists of a diagnosis from different clinicians utilizing therapeutic techniques. Our clinic is designed to be comfortable and inviting. Upon entering the clinic, the patient is directed to the waiting room or our resource library, whichever she prefers. Our resource library consists of computer resources, books and videos, handpicked by Dr. Berman, on all aspects of women’s emotional, relationship and sexual health. Prior to a patient’s visit they are provided with questionnaires, these questionnaires are completed when the visit occurs while the patient is in the waiting room or resource library. The questionnaires cover demographics, but are also part of the assessment for psychological factors impacting on sexual function--a depression inventory, a general stress scale, a sexual function scale, a relationship satisfaction scale, a body-image scale, and a genital self-image scale. The therapist reviews the questionnaires before interviewing the patient and is able to focus on and explore any possible issues during the evaluation.

Psychosexual Evaluation

Every new patient who comes to the clinic undergoes a Psychosexual Evaluation with a trained sex therapist. A psychosexual evaluation includes the completion of a detailed questionnaire, review and analysis of the questionnaire by a sex therapist, a discussion between the patient (and often the patient’s partner) and the therapist, followed by an evaluation by the therapist. First, upon reviewing the patient’s questionnaires, the therapist meets with the patient to get a sense of the scope and duration of the problems the patient has been having, how symptoms started, how she is managing the symptoms individually and how her relationships have been impacted. The therapist elicits information from the patient regarding her sexual history, which includes the patient’s sexual development, sexual message received while growing up and history of any abuse or trauma. The goal of the evaluation is to help engage the patient in the process, by reviewing the goals of the treatment, what is entailed in the medical evaluation and testing, and plans for moving forward.

Whenever possible, women are encouraged to bring their partners to the initial evaluation. The participation of the partner is intended to get a sense of the couple’s dynamics and the impact of the sexual issues on the relationship, and to educate the partner about the patient’s symptoms, and validate the impact the sexual dysfunction is having on him and the relationship.

When the evaluation is finished, the therapist has gained a better sense of what the goals of psychosexual treatment should be (e.g., individual therapy, couples therapy, group therapy, supportive therapy or some combination thereof) and reviews them with the patient.

The Treatments

Fitness. Assessment and exercises for pelvic floor strength, as well as relaxation and stress management techniques. Our fitness expert will lead a series of classes focused on relaxation and flexibility, weight training for muscle maintenance, and exercises for pelvic floor restoration and strengthening.

Nutrition. Review of overall exercise regimen and brief food diary, tailored, gradual diet recommendations that hit key health points.

Psychological Treatment. If it is determined during the evaluation that the patient is suffering from an emotional issue (e.g., depression, anxiety, phobias) or has a history of sexual, emotional or physical abuse or trauma, she will undergo individual therapy on an ongoing basis with a trained psychotherapist. This may include general individual therapy, sex therapy or some combination of the two. General therapy is used when the patient is struggling with depression or anxiety or when a past history or trauma issue outside the relationship needs to be addressed. Sex therapy is used in combination with general therapy in cases of sexual abuse or trauma, and alone in cases of women who need education, guidance, or resolution of inhibitions that negatively impact on their sexual function. Sex therapy is all talk therapy, but behavioral in nature in that the emotional resistance to sexual activity is addressed and the patient is given homework assignments specific to her sexual complaints and psychological issues. The duration of therapy can range from several months to several years, depending on the nature of the issues being treated. Individual therapy will often be combined with couples therapy.

Couples Therapy. If it is determined during the evaluation that there are some couples issues contributing to the sexual function complaint (e.g., hostility, lack of communication, an emotional division as a result of struggling with medically induced sexual problems), the patient will undergo couples therapy with her partner. This may include general couples therapy, couples sex therapy, or some combination of the two. General couples therapy would address communication styles, conflict resolution, or crisis intervention where the couple is about to separate or is going through a crisis like an affair or serious illness. Couples sex therapy is typically combined with general couples therapy and consists of talk therapy where education and guidance are provided. Resistances to sexual activity are addressed and homework is given to the couple to enhance sexual receptivity, openness, communication and response. The duration of therapy can range from several months to several years, depending on the nature and magnitude of the issues being treated.

Group Therapies and Programs. Group therapies are very effective treatment and allow for billing up to twelve patients while utilizing just one therapist. In addition to four private talk therapy rooms, the clinic has two large group therapy rooms, a yoga room and a conference room, all of which can accommodate large patient groups in therapy. Group therapy models generally build a sense of community with our patients. Studies on the effectiveness of group therapy have demonstrated a positive effect on women’s ability to cope with a medical condition, knowledge about that condition, stress levels associated with that condition, family functioning, quality of life, emotional growth, and even longevity.

Competition

The sexual health industry in the United States is extremely competitive and highly fragmented. We compete with a large number of organizations, most of which have significantly greater financial and marketing resources than we have. We compete with large educational institutions, hospitals, health care providers, and other multi-program companies. Below is summary information, to the best of our knowledge, of a few of our largest competitors.

Illinois

1. Loyola University Sexual Dysfunction Center, Chicago, IL

This program is organized under the direction of Loyola’s Department of Psychiatry and Behavioral Neurosciences. Married couples and individuals with sexual problems are provided numerous weeks of counseling, while single patients may receive individual therapy or instead attend a multiple week all female or all male counseling group. Patients are typically seen by a group of trainees who are under supervision by a doctor and staff.

2. The Family Institute, Northwestern University, Evanston, IL

The Midwest’s largest center devoted to couples and family therapy, the professional staff is comprised of approximately 30 therapists plus support staff. Approximately half of those therapists specialize in couples therapy. The rest of the staff generally specializes in anxiety disorders, family relationships, adolescents, eating disorders, etc. The center has reported that they have seen more than 2,400 families, couples or individuals each year. The program is well established and offers comprehensive psychological services. They have one therapist who has a clinical interest in sex therapy.

3. Other Sex Therapists in the Chicago area (sex therapy only)

Richard Carroll, PhD, Northwestern Memorial Hospital, Department of Psychiatry

Shirley Barron, PhD, University of Chicago Hospital, Department of Psychiatry

Karen Donhey, PhD, private practice, Chicago

Other States

1. Institute for Sexual Medicine, Boston Medical Center, Boston, MA

Perhaps the largest facility in the field today, the Institute for Sexual Medicine is a combination research and treatment facility. A five million dollar grant from Bayer Corporation to fund basic science primarily in the realm of erectile dysfunction helped to create the laboratory for sexual medicine research at the Institute. Located within the Boston Medical Center, the institute is currently staffed with approximately thirteen employees including two doctors, one sex therapist, one nurse, one ultrasound tech, two secretaries and one center coordinator; the lab is staffed with one director, one assistant director, two technicians and one administrator. The Institute is run by Dr. Munarriz. Dr. Berman founded the Women’s Sexual Health Clinic at Boston Medical Center, in 1998, which was folded into the Institute after her departure. The Institute has had successes in the realm of male sexual dysfunction. The program is designed to service male sexual problems primarily.

2. The Sexual Medicine Program, Department of Urology, Well Medical College of Cornell University, New York Presbyterian Hospital, New York, NY

This program is headed by Dr. John Mulhall, an urologist. The program has been primarily focused on male sexual dysfunction, since that is Dr. Mulhall’s area of expertise. He also runs the Sexual Medicine Research Laboratory, which carries out basic science research, primarily focused in male sexual dysfunction. Beyond two support staff (including a clinical trial coordinator and a practice manager), Dr. Michael Perelman is the sex therapist affiliated with the Sexual Medicine Program. He is reported to be the Co-Director of the Human Sexuality Program, Payne Whitney Clinic of the New York Presbyterian Hospital.

3. New York Institute of Human Sexuality, Columbia University, Department of Urology, New York, NY

The institute includes two Centers: the New York Center for Men’s Sexual Health and the New York Center for Women’s Sexual Health. The Women’s Sexual Health program is run by Dr. Ridwan Shapsigh, a male urologist and Dr. Hilda Hutcherson, a female OBGYN. They consult with a team of sex therapists to whom they refer patients. While there is no sex therapist on staff, they do employ a director of research, nurse, clinical research coordinator and medical assistant. The primary ongoing medical evaluation and treatment they do is hormonal management.

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

Legal Environment

The health care industry is subject to extensive regulation by the federal and state governments. The federal government regulates providers of health care goods and services primarily through the administration of the Medicare and Medicaid programs. The Medicaid program is primarily administered by the states in accordance with federal requirements. The services offered at our clinic are not subject to the regulatory requirements of the Medicare and Medicaid programs. In addition, the medical services that we provided prior to July 2006 was also not subject to these regulatory requirements.

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

Technology

Technology plays a significant role in the operations and finances of the business. We have created an internet presence, including a website complete with on-line scheduling capabilities, credit card payment abilities and important health information for women. A patient is able to log onto our website (www.bermancenter.com) and schedule her appointment on-the-spot. We believe it is important for a patient to be able to schedule in privacy and not have to speak to anyone if she chooses. Please note that the references to our websites in this report are textual references only. We do not incorporate the information on our website into this report, and you should not consider any information on, or that can be accessed through, our Web site as part of this report.

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

Intellectual Property

Dr. Berman’s current and past media projects including books, television, and radio are all owned by us through a multi-year employment agreement with Dr. Berman. Under the employment agreement, Dr. Berman has agreed to contribute the proceeds from all intellectual property to us, other than proceeds derived from honorarium fees and speaking engagements.

Berman Center Intimate Accessories Line products manufactured by California Exotics have not been patented nor are they patentable in management’s opinion.

Employees and Labor Relations

At December 31, 2006, we had six full-time employees. We believe that our relationship with our employees is good.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. With respect to this discussion, the terms “Berman Center,”  “Company”, "we," "us," and "our" refer to the registrant, Berman Center, Inc., and our wholly owned subsidiary, Berman Health and Media, Inc.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. Our losses for the year ended December 31, 2006 and 2005 were $1,347,245 and $2,421,768, respectively. Revenue from clinic operations, our historic primary source of revenue, for year ended December 31, 2006 decreased by $234,047 as compared to the year ended December 31, 2005 from $527,590. The decrease is due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Furthermore, effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats.

There is no guarantee that our losses will decrease. We plan to reduce expenses should our future revenue not materialize as expected. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, we will continue to operate at a loss and may not be able to achieve or maintain profitability.

We have discontinued the medical services portion of our business, which has historically accounted for a significant percentage of our revenues, and if we fail to replace that source of revenue, our results of operations could be materially and adversely affected.

Effective July 2006, the medical services portion of our clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. The medical services portion of our business has accounted for a significant portion of our revenues in the past and our business has experienced a decrease in clinic revenue as a result of this change. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to generate clinic revenue by expanding talk therapy services and individual and couples therapy retreats. There is no guarantee that we will be successful in our attempt to move the focus of our clinical services to talk therapy. There is also a risk that we may lose customers for our talk therapy services as a result of not providing the medical services portion of our business, which would further reduce our revenues and could harm our results of operations. In addition, if the revenue from our talk therapy and other portions of our business do not increase, our business and results of operations could materially and adversely affect our results of operations and growth opportunities.

We may fail to make payments under our $425,000 secured promissory notes that are due in October 2007, or otherwise come in default of such note, we could lose all of our assets, which could cause our business to fail.

On October 6, 2006, we executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to us. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is secured by all of the assets of our company and our wholly-owned subsidiary, (ii) the term of the Promissory Note is one year with an interest rate per annum of 15%, (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of our common stock that are issuable upon conversion of the Promissory Note. We entered into a similar $225,000 note in 2007 that is due the same date as the previous note. If we fail to make payments under the Promissory Notes, or otherwise come into default, Hunter Fund may exercise its rights to seize all of the assets of our company, which would have a material adverse effect on our business and could cause us to declare bankruptcy. In such instance, you could lose your entire investment.

We will need to raise additional funds in the future to continue our operations and these funds may not be available on acceptable terms or at all.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations, however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue as a going concern and expand our business. Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2006 relative to our ability to continue as a going concern. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing. Our ability to obtain additional funding in year 2007 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, may require that we relinquish valuable rights.

We have a limited amount of cash and, as a result, any unexpected or additional cash needs may cause the company to file for bankruptcy protection.

We have limited financial resources. Should the company require additional capital beyond its cash balance or amount that it can obtain from further loans or a line of credit, it may be required to file for bankruptcy protection. Additional capital requirements could be generated by further declining operating results, our customer failure to pay us, adverse regulatory changes or rulings, higher or unexpected capital requirements, an unexpected network failure or outage, or other items resulting in a cash requirement described in this section.

Our historical financial information does not reflect our current primary business strategy for achieving revenue growth.

We have changed our business focus several times and our historical financial information does not reflect our current primary business strategy for achieving revenue growth. We began our current operations in the female sexual health business in January 2003, but we did not open our clinic business until February 16, 2004. We have derived the substantial majority of our revenues from clinic patients. In fiscal year 2003, our clinic business was not yet opened, and 100% of our revenue was derived from grant revenue for research. In fiscal year 2005 and 2004, a majority of our revenue was derived from clinic patients, with approximately one-fourth being derived from conferences and seminars hosted by us. However, in fiscal year 2006, a majority of our revenue was derived from seminars and conferences, with approximately one-fifth being derived from clinic patients.

In July 2006, we discontinued the medical services portion of our clinical services operations and shifted our focus to talk therapy and counseling. As a result, we expect our revenue from clinical services to decrease significantly until, and if, we are able to increase revenue derived from our talk therapy services. In addition, we anticipate that media and product revenue from licensing our products and services that we plan to develop will constitute an increasing portion of our revenues. Because we no longer provide medical services and our media and product revenue is expected to constitute a larger portion of our revenues going forward, our historical financial information should not be construed as the basis from which to judge our future operations.

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

In addition, our business would be adversely affected if Dr. Berman’s public image or reputation were tarnished. Dr. Berman, as well as her name, her image and the intellectual property rights relating to these, are integral to our marketing efforts and form a significant portion of our brand name. Our success and the value of our brand depend in large part on the reputation of Dr. Berman. Moreover, the death of Dr. Berman would have a materially adverse effect on our ability to effectively continue our business. To provide some protection for us in such an event, we have purchased two separate key person life insurance policies covering Dr. Berman for an aggregate of $5,000,000 of key person life insurance coverage. However, in the event of Dr. Berman’s death, the key person life insurance policy would not resolve the significant difficulties that we would encounter, and our continued financial performance and results of operations would suffer in such an event.

The instability created by recent board resignations may adversely affect the Company.

We have recently experienced significant turnover on our board of directors. We currently have three members serving on our board of directors. Since February 2007, we have had six directors resign from our board of directors. If we do not succeed in attracting necessary directors or retaining and motivating existing directors, we may be unable to grow effectively.

We are a delinquent filer under Section 12(g) of the Securities Exchange Act of 1934, as amended, due to our failure to file periodic reports required under Section 12(g) and, as a result, we could be subject to corrective action at the discretion of the Securities and Exchange Commission, including civil penalties, deregistration of our securities, suspension of trading of our securities and enforcement actions to comply with Section 12. In addition, our failure to file our periodic reports may hinder our ability to obtain an exchange listing for our securities.

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

The market for clinical sexual function services and products, packaged together for women, is at an early stage. Our clinical services are intended to improve our patients’ quality of sexual life, health and relationships and include talk therapy, nutritional counseling and yoga classes. In addition to clinical services, we are engaged in conducting medical education courses regarding female sexual health, and authoring books and licensing consumer products related to female sexual health. We also intend to become involved in the creation of a sexual health DVD series. Although each individual service that comprises our clinical services and each product that we provide or intend to provide is not new, our enterprise is engaging in an unproven packaging of clinical sexual function products and services for women. The confluence of each of these services to provide clinical sexual function products and services for women is a new market. Our business may not be accepted and may prove to be commercially unprofitable. Our target market of women unsatisfied with the quality of their sexual health and relationships may not be aware of our products and services.  Women may not be aware of psychological services and treatments for female sexual function complaints. Consumers are not accustomed to consuming our services; and, insurance companies are not accustomed to reimbursing clients for such services; consequently, our future growth may be hampered. We cannot accurately predict the growth of the market for these services, and if we are unable to develop demand for our products and services, we may not achieve or sustain revenue growth, which will have a material adverse affect on the price of our securities.

The timing and amount of royalties and product sales that we receive will depend on whether the products and services achieve widespread adoption, and, if so, the timing of that adoption. Even if our products and services are ultimately recognized and adopted, widespread adoption may take a long time to occur. We have conducted and expect to continue to conduct marketing efforts to promote the sale of our services and products, but there is no guarantee that our marketing efforts will be effective or raise the awareness of our products and services. Our marketing efforts include paid magazine and radio advertisements. We also engage in promotional activities such as Dr. Berman’s authoring books and articles placed in magazines and newspapers. Dr. Berman has also made special appearances on television shows. Since July 2005, we employ a staff member who manages the public relations, marketing and promotional activities of Dr. Berman and our company. The staff member’s annual salary is approximately $55,000. We have increased marketing expenditures in the past, but have not experienced a significant increase in patient flow for our clinical services. We expect to continue our advertising and promotional activities, however, at a reduced level, and our future marketing expenditures will depend on the financial condition of our company, our management’s perception of the effectiveness of our marketing efforts and market conditions. Market demand, if any, for our products and services may also diminish as a result of our reduced level of marketing and promotional activities. If our marketing efforts fail, and we are unable to increase sales of our products and services, our business, financial condition and results of operations may be adversely affected.

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

We have taken steps to protect our intellectual property rights. We have obtained copyrights for Dr. Berman’s published books and we intend to apply for trademark for the terms “Berman Center, Treating the Whole Women” and our company’s logo. In addition, we review the content of our books and other media in an attempt to guard against inadvertent infringement upon any intellectual property rights not owned by Dr. Berman or us. However, if we infringe upon the material copyrighted by another party, we may become subject to claims of copyright infringement, which may damage our reputation and possibly lead to litigation or some other type of loss.

We might be unable to recruit or retain necessary personnel, which could slow the development and deployment of our products and services.

Our future success and ability to sustain our revenue growth depend upon the continued service of our executive officers, and other key personnel and upon hiring additional key personnel and staff for the clinic. We may experience difficulties in recruiting and obtaining qualified personnel in light of our past layoffs. In 2005, after hiring eleven additional employees, our staff was later reduced by nine employees through layoffs and attrition, and in 2006, the employment of our nurse practitioner ended when we removed the medical services portion from our clinical operations. Potential recruits may be discouraged by the fear of future layoffs and opt not to consider or accept employment with our company. If we are unable to recruit and sustain necessary personnel, the development and deployment of our products and services would be hindered, and, as a result, our results of operation would be materially affected.

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

We have conducted clinical trials at our offices that involve experimentation on human subjects. In the past, we have conducted clinical trials relating to research on a genital self-image study and a study conducted on vibrators. We are not currently conducting any clinical trials and have no definitive arrangements to conduct clinical trials at this time. Before we conduct our clinical trials, we obtain independent review board (IRB) approvals before any clinical trial testing is done. IRB refers to the review board of Essex Institutional Review Board Inc., an independent organization located in Lebanon, New Jersey. Institutional Review Board determines whether research proposals meet the review board’s requirements for safety and ethical standards for conducting clinical research on human subjects. Use of a centralized IRB to review and approve all research ensures its legitimacy and provides outside supervision of adherence to ethical guidelines. However, despite review from the IRB, we may encounter unforeseen results and effects during and after our clinical trials. If participants in our clinical trials are injured or suffer harm during or as a result of our trials, we may become subject to costly and time-consuming litigation, although we have not been the subject to such claims in the past. If we become subject of such litigation, our results of operations may suffer.

Product liability claims could expose us to losses and could be time-consuming and costly to defend.

We are exposed to claims that our products, in particular for the Berman Center Intimate Accessories Collection, have flaws or other defects that have caused personal or other injury, although we have not experienced any product liability claims to date. Berman Center Intimate Accessories Collection is our new line of products that began selling in the beginning of September 2005. The Collection is a line of 12 Kegel exercises and sexual aid devices designed by Dr. Berman and manufactured and distributed by California Exotics Novelties, LLC in Chino, California.  Pursuant to our agreement, California Exotics, as licensee, must maintain product liability insurance in an amount not less than $3,000,000; and, the insurance policy names our company, officers, directors, agents, and employees as insured parties at the sole expense of California Exotics. We do not carry insurance coverage for product liability claims. Although we seek to limit our exposure to product liability claims by California Exotic’s liability insurance, if products sold by us or by our licensees cause personal injury, financial loss or other injury to our or our licensees’ customers, the customers, or our licensees, may seek damages or other recovery from us. These claims would be time-consuming and expensive to defend, distract management and could result in substantial damages against us. If product liability claims against us are successful and exceed the insurance coverage provided by the policy purchased by California Exotics, or if coverage is denied by the insurance provider, we would be exposed to losses resulting from paying any uncovered claims. In addition, the assertion of these claims, even if unsuccessful, could damage our reputation or that of our licensees or their products, and, as a result, could damage our reputation and the market for our products and services and harm our business, financial condition and results of operations.

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

Our company and our officers, directors and employees have limited experience in marketing, licensing and selling the products and services offered by our clinic, have limited experience in obtaining radio sponsors and may not be able to operate the business effectively.

Our company and our officers, directors and employees have limited experience in marketing, licensing and selling the products and services offered by our clinic, in operating and managing the clinic and in developing products and services related to female sexual health. For example, Dr. Berman began to host a radio show in 2004. We generated $50,000 from radio advertising for the year ended December 31, 2005, all of which we received from a single advertiser in the first quarter of 2005. We did not generate any revenue from radio advertising for the year ended December 31, 2006. Dr. Berman no longer conducts the radio show but may conduct another show in the future. Because of our inexperience in this areas, we may not be effective in achieving success that may otherwise be attainable by more experience, and, as a result, we may not be able to operate our business effectively and our results of operation would suffer.

If we and our production companies are not able to obtain and maintain a sufficient audience for our television show, and if adverse trends develop in the television production business generally, our television production business could fail.

We have recently entered into the television production business, which is subject to a number of uncertainties. We, in conjunction with the Gantz Brothers’ View Film Productions, produced a series financed by ShowTime Networks Inc. The show is entitled “Sexual Healing,” and each episode tracks three couples’ progress through intensive couples therapy at the Berman Center over a one-week period. In January 2007, Showtime informed us that they are declining the option to renew the show for a second season, and the revenue we generate from television programming will decline an alternate airing network is not secured. Television production is a speculative business because revenues and income derived from television depend primarily on the continued acceptance of that programming from the public, which is difficult to predict. Factors that affect our television production revenues and income, many of which are out of our control, include but are not limited to:

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

Our current directors, officers and more than 10% stockholders, as a group, own approximately 65.1% of our outstanding common stock prior to the exercise of any outstanding warrants and stock options. In addition, our Chairman of the Board, Samuel P. Chapman, is the husband of our President and Chief Executive Officer, Dr. Laura A. Berman, and the son of a former member of our Board of Directors. Acting together, our current directors, officers and more than 10% stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, approvals of acquisitions and financing and other transactions.

If we fail to maintain effective internal controls over financial reporting, or we fail to comply in a timely manner with Section 404 of the Sarbanes-Oxley Act of 2002, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our disclosures regarding our business, financial condition or results of operations. Our management has reviewed the adequacy of the our internal controls over financial reporting, and management believes that our internal controls provide reasonable assurance that the financial statements are accurate, prepared in accordance with generally accepted accounting principles and that the our assets are adequately safeguarded. Our independent auditors have not yet conducted a review of the our internal controls over financial reporting, however, there will be such a review when the independent auditors review our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Rules adopted by the SEC pursuant to Section 404 require annual assessment of a company’s internal control over financial reporting, and attestation of its assessment by the company’s independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex and require significant documentation, testing and possible remediation to meet the detailed standards. Management’s assessment of internal controls over financial reporting at any time may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for you. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock. For example, if we are unable to adequately maintain or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets and which could result in regulatory proceedings against us by, among others, the Securities Exchange Commission.

We may not be able to achieve the benefits we expect to result from the merger.

In June 2005, we executed an Agreement and Plan of Merger with Berman Health and Media, Inc., a privately held Delaware corporation (“BHM”), pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction, with our existing stockholders continuing to own the remaining 13% of our issued and outstanding common stock after the merger. The merger was consummated through the merger of our wholly owned subsidiary, LBC MergerSub, Inc., a Nevada corporation, with and into BHM, with BHM being the surviving corporation. The merger was intended to be a “tax-free” reorganization pursuant to the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. As a result of the merger, BHM became a wholly owned subsidiary of the Company.

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

There can be no assurance that any of the anticipated benefits of the merger will be realized. In addition, the attention and effort devoted to achieving the benefits of the merger and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to implement all of these governance measures. Although we have independent directors on our Board of Directors, we have not formed an audit committee. We intend to adopt a code of ethics in the future. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Moreover, Samuel Chapman is the husband of Dr. Laura Berman, our President and Chief Executive Officer, and Samuel Chapman is involved in such matters related to compensation of executive officers. As a result, there is a conflict of interest that may arise with respect to actions taken by the board in relation to our executive officers, and prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

For example, our Certificate of Incorporation authorizes our Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

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

Substantial sales of our common stock in the public market, or the perception that such sales could occur, could result in the drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all, by introducing a large number of sellers to the market. From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of April 1, 2007, 1% of our issued and outstanding shares of common stock was 342,936 shares (excluding Escrow Shares). In addition, Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices are located at 211 East Ontario, Suite 800, Chicago, Illinois 60611. The premises consist of 9,915 rentable square feet of space. Base rent is $172,500 in the first year, with rent escalations at 3% per year, except in year 3 when extra square footage becomes chargeable. The term of the lease is for 10 ½ years. All of our facilities are in good repair. We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

During 2006 the Company leased office space in Naperville, Illinois (a suburb of Chicago). This office served as a smaller, second clinic facility. The facility did not generate sufficient patient flow. The lease for our Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted in the Pink Sheets under the symbol “BRMC.” The following table sets forth the high and low bid prices for our common stock as reported by the Pink Sheets Electronic Quotation Service. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2006
	High	Low
4th Quarter	$1.75	$1.75
3rd Quarter	$3.00	$1.75
2nd Quarter	$2.00	$1.50
1st Quarter	$2.00	$2.00

	2005
	High	Low
4th Quarter	$2.00	$2.00
3rd Quarter	$3.75	$2.00
2nd Quarter	$2.10	$2.00
1st Quarter	$2.50*	$2.10*

*	After a 1 for 500 reverse split.

On April 1, 2007, there were approximately 65 holders of record of our common stock. On April 1, 2007, the closing bid price for our common stock in the Pink Sheets was $1.75 per share. No established trading market for our common stock has developed and management believes that the bid price of the shares may not accurately reflect the value of our company.

Dividend Policy

To our knowledge, we have never paid cash dividends on our common stock. We intend to keep future earnings if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

Equity Compensation Plans

The Company does not have any stock option or other equity incentive plans.

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

Overview

We are a health center for women focused on female sexual health and menopause management. Dr. Laura Berman, our President and Chief Executive Officer, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University.

Historically our principal source of revenue is from the clinical services that we provide out of our downtown Chicago clinic. Our clinical staff works to improve our patients’ quality of life, health and relationships. Clinical services include talk therapy performed by licensed clinical social workers, nutritional counseling and yoga classes. Our clinical staff currently includes one talk therapist. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats.

Clinical services accounted for 21% and 65% of our revenue for the years ended December 31, 2006 and 2005, respectively. Revenue from clinic operations for the year ended December 31, 2006 decreased by $234,047 as compared to the year ended December 31, 2005, from $527,590. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

We have also generated additional revenue from medical education courses. We hold continuing medical education courses, which accounted for 25% and 23% of our revenue for the years ended December 31, 2006 and 2005, respectively. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. The revenue generated from our clinical services and medical education courses accounted for approximately 47% and 89% of our revenue for the years ended December 31, 2006 and 2005, respectively. At the present time, there are no plans to continue these programs due to the significant costs involved prior to the realization of revenues.

In addition to clinical services and medical education courses, we expect to generate revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. Dr. Berman’s book was released in January 2006 and total revenue of $166,874 from the book is recognized for the year ended December 31, 2006. In addition to the payment that we received in connection with The Passion Prescription, we have received a nominal royalty payment received in connection with one of the two books that Dr. Berman co-authored prior to the execution of her employment agreement. Costs that we incurred in connection with book publishing primarily consisted of internal payroll expenses for our staff writer who assisted Dr. Berman in authorship of a book. Our writer’s annual salary was approximately $75,000 at the time, but she has since resigned. A new writer has replaced this individual at a lower salary. At the present time there are no set plans for the publication of any new works, although concepts have been discussed and the possibility of a new book deal may arise at any time.

We have more recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, tracks three couples' progress through intensive couples therapy at the Berman Center over a one-week period. There have been nine such weekly episodes to date. The Showtime Network picked up the series in September 2005 and premiered the show on July 21, 2006. We were entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments were guaranteed by Showtime Network for the first season of the show. Showtime Network was not obligated to renew the show for a second season and eventually chose not to do so. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public. The Showtime series failed to secure a sufficient audience and our programming was canceled. The revenues we anticipated generating from television programming will substantially decline unless the show is picked up by another network. During the year ended December 31, 2006, we have earned total revenue of $263,251 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series. The pilot show, not counted as one of these eight episodes, was produced in 2005.

We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. The website has been earning nominal, yet steadily increasing, revenues since February 2006. In addition to subscription revenue, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share or royalty of the revenue of the product line paid to California Exotics. For the years ended December 31, 2006, and December 31, 2005, we recognized revenue of $117,334 and $30,020, respectively from such royalties.

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

Comparison of the Year ended December 31, 2006 to the Year ended December 31, 2005

Revenue

	For the Year ended December 31,
	2006	2005
Clinic revenue	$293,543	$527,590
Conference revenue	348,084	187,975
Research, studies and trials	177,500	-
Radio advertising	-	50,000
Publishing	172,857	-
Television	263,251	-
Royalty	117,334	30,020
Other	-	12,558
Total Revenue	$1,372,569	$808,143

Revenue from clinic operations for the year 2006 decreased by $234,047 as compared to the year 2005, from $527,590. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management had implemented three price decreases for our services at the clinic since the opening of the clinic which has also contributed to the decrease. The clinic lowered its pricing structure on July 7, 2004, on October 27, 2004 and again on September 8, 2005. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Revenue from seminars/conferences for 2006 increased by $160,109 as compared to the year 2005, from $187,975. In 2006 the Company sponsored three conferences while in 2005 only one event was held. Revenue for the year 2006 also included $177,500 of research revenue, $117,334 of royalty revenue, $263,251 from production of a television series and from television appearances, and $172,857 in publishing revenue bringing the total revenue for the year 2006 to $1,372,569. Royalty revenue is derived from arrangements with the company’s manufacturer and distributor for the company’s line of products (royalties are based on a percentage of products sold). By comparison, there was no grant research revenue in the year 2005. The 2005 revenue included conference revenue of $187,975 and radio advertising revenue of $50,000 bringing total revenue for the year 2005 to $808,143. As a result, total revenue in the year 2006 increased by $564,426 from the previous year.

Expenses

	For the Year ended December 31,
	2006	2005
Cost of services	$1,043,853	$796,900

Gross Margin	$328,716	$11,243

Gross Margin %	23.95%	1.4%

Cost of goods sold was higher for the year 2006 by $246,953. This is due mainly to significantly higher costs related to seminars/conferences. In 2006 the Company sponsored three events in comparison to the one event in 2005. Additionally, costs were significantly greater in 2006 due to a research project undertaken during the year. No significant research projects were performed during 2005.

Selling, General and Administrative Expenses

	For the Year ended December 31,
	2006	2005
Selling, General &
Administrative Expenses	$1,651,013	$2,392,518

S,G&A (as a % of revenue)	120.29%	296.05%

Selling, general and administrative expenses were lower in the year 2006 by $741,505. This is mainly due to expenses related to the reverse merger and financing transaction which occurred in the second quarter of 2005 and subsequent to the second quarter - - expenses incurred related to meeting the filing obligations of now being a public company. For the year 2006, the significant components of S, G & A consisted of the following: $508,501 in payroll, payroll taxes and benefit costs, $121,934 in audit related expenses, $280,966 in rent expense, $93,189 in commercial insurance expenses, $146,758 in depreciation expense, $94,283 in legal expenses and $113,492 in broker and consulting costs. For the year 2005, the significant components of S, G & A consisted of $633,835 in expenses related to the reverse merger and financing transaction and expenses related to the obligations of being a public company. The expenses for the reverse merger and financing transactions consisted of the following expense categories: audit and legal fees, placement fees, roadshow expenses, filing fees and interest expense. The expenses incurred subsequent to the reverse merger and financing transaction that are related to the on-going responsibilities of being a public company include the following: independent auditor fees and legal fees pertaining to the SB-2 filing and subsequent amendment filings, the quarterly 10-QSB filings; it also includes stock transfer agent fees, bank escrow fees, and various state, federal and Edgar filing fees. The remaining significant components of S, G & A for the year 2005 include: $559,095 in expenses related to payroll, payroll taxes and benefits, $256,206 in rent expense, $278,479 in public relations, promotions and advertising, $156,609 in depreciation expense, $148,442 in consultant fees, $54,482 in legal expenses, $66,123 in commercial insurance expenses, $45,915 in medical and business supplies expense, and $51,021 in costs related to systems and technology.

Net Loss

	For the Year ended December 31,
	2006	2005
Net (Loss)	($1,347,245)	($2,421,768)
% of Revenue	-98.15%	-299.67%

Net loss decreased from ($2,421,768) for the year 2005 to ($1,347,245) for the year 2006. The change is mainly due to expenses related to the reverse merger and financing transaction which occurred in the second quarter of 2005 and the subsequent expense incurred related to meeting the filing obligations of being a public company. For the year 2005, cost of services amounted to $796,900 resulting in a gross margin of $11,243. Selling, administrative & general expenses totaled $2,392,518 which resulted in a net loss for the year 2005 of ($2,421,768).

For the year 2006, cost of services amounted to $1,043,853 resulting in a gross margin of $328,716. Selling, administrative & general expenses totaled $1,651,013 which resulted in a net loss for the year 2006 of ($1,347,245).

Liquidity and Capital Resources

At December 31, 2006, we had current assets of $384,185 consisting of cash and cash equivalents of $179,607 and other current assets of $204,578. At December 31, 2006, we also had current liabilities of $997,676 consisting of accounts payable of $103,588 and other current liabilities of $894,088. This resulted in net working capital at December 31, 2006 of ($613,491). During the year ended December 31, 2006, we used cash in operating activities of ($1,153,122).

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

On March 7, 2007, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Promissory Note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Promissory Note. We also issued 800,000 shares of common stock to Hunter World Markets as placement agent in the financing.

During the year ended December 31, 2006, the Company issued 1,290,971 shares to third party investors for $388,750 from the exercise of warrants previously outstanding. In connection with the exercise of the warrants, the Company issued 600,000 warrants to the placement agent.

During 2006 the Company leased office space in Naperville, Illinois (a suburb of Chicago). This office served as a smaller, second clinic facility. The facility did not generate sufficient patient flow. The lease for our Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time.

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

We believe that we currently have sufficient funds on hand to fund our operations for the next six months. We intend to seek additional financing in the future to fund our operations through the possible sale of debt or equity securities. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. In addition, our arrangements with Hunter World Markets, Inc., as described above, may limit our ability to conduct certain capital raises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Change in Auditors

On January 17, 2007, the Company dismissed Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) as its independent registered public accounting firm. The Company engaged SLGG to audit its financial statements for the years ended December 31, 2005 and 2004 and the period from January 16, 2003 (inception) to December 31, 2005 (collectively, the “Audited Financial Statements”). The decision to change accountants was approved and ratified by the Company’s Board of Directors. The report of SLGG on the Audited Financial Statements did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to the Company’s ability to continue as a going concern.

During the period beginning from the time the Company engaged SLGG as its auditors on June 30, 2005 through the year ended December 31, 2005 and subsequent interim periods preceding the dismissal, including the interim period through January 17, 2007, there have been no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of SLGG would have caused SLGG to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such periods.

The Company engaged AJ. Robbins, PC, as the Company’s independent registered public accounting firm as of January 17, 2007.

ITEM 7. FINANCIAL STATEMENTS

The information required by this Item 7 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of December 31, 2006, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On the closing of the merger with Berman Health and Media, Inc. (“BHM”), all of the directors and officers of BHM became directors and officers of the Company and the Company’s existing director and officer resigned. The following executive officers of the Company will be elected annually by the Board of Directors and the following members of the Company’s Board of Directors will serve one year terms until the earlier of their death, resignation or removal by the Board of Directors:

Name	Age	Position
Laura A. Berman, LICSW, PHD.	38	Chief Executive Officer, President and Director
Samuel P. Chapman	42	Chairman and Director
Carlos Bernal	38	Chief Financial Officer
Howard Zuker	66	Director

The following information describes the business experience of the officers and directors of our company.

LAURA A. BERMAN, LICSW, PHD.

Dr. Laura Berman has been working as a sex educator and therapist for the last fifteen years. After obtaining her Master’s in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University, she went on to complete a training fellowship in Sexual Therapy with the Department of Psychiatry at New York University Medical Center.  Dr. Berman replaced Samuel P. Chapman as Chief Executive Officer on March 1, 2007. In addition, Dr. Berman has served as President and a director of BHM since 2003 and our Chief Executive Officer since 2007.

Dr. Berman is chair of the Women’s Sexual Health State-Of-The-Art Series, an accredited program for the Council of Continuing Medical Education and currently serves on the foundation board of the Society for the Scientific Study of Sexuality (SSSS). She is also a member of the American Association of Sex Educators Counselors and Therapists (AASECT), the National Association of Social Workers (NASW), and is one of the few non-physician members of the American Urologic Association (AUA). She has been involved in numerous clinical sexual pharmacology trials, including acting as lead investigator for testing the effectiveness of Viagra on women’s sexual complaints.

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

In July 1998, Dr. Berman founded the Women’s Sexual Health Center in the Department of Urology at Boston Medical Center. She was Co-Director there and established the first comprehensive protocol for treating female sexual dysfunction. In spring of 2000, she was recruited to UCLA Medical Center to start the Female Sexual Medicine Center, also within the department of Urology. She was Director of this Center until December 2002 when she moved to Chicago to join the clinical faculty of Northwestern Memorial Hospital and start Berman Center LLC.

SAMUEL P. CHAPMAN

Samuel P. Chapman has served as Chairman of the Board of Directors of BHM since 2003 and has continued this position with us since the reverse merger involving BHM. Mr. Chapman as served as our Chief Executive Officer until February 2007. Mr. Chapman has also been President of Parson Capital Corporation for the past thirteen years. Parson Capital is a venture capital boutique firm specializing in start-up companies. He is also a Director of HDO, Inc. During his career with Parson Capital he founded several companies playing the role of financier and Co-Chairman of the Board along with his partner. One of the companies he co-founded was Parson Group LLC, a consulting firm that achieved the number one ranking by Inc. Magazine as the fastest growing private company in America in the year 2000. Parson Group was sold the following year to a British Company for $55 million cash. Despite Mr. Chapman’s other ventures, Mr. Chapman devotes 100% of his time to working at Berman Center.

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

CARLOS BERNAL

Carlos Bernal has served as our Chief Financial Officer since August 2006. Mr. Bernal formerly served as our Senior Accountant since November 2005. He worked for us in a temporary capacity beginning June 2005 and was hired as a permanent employee in November 2005. From September 2002 to April 2005, Mr. Bernal worked as Vice President and Chief Financial Officer at the Latin American Chamber of Commerce in Chicago, Illinois. Prior to working at the Latin American Chamber of Commerce, Mr. Bernal worked as a Senior Personal Financial Analyst at Primerica, Inc. from May 2002 to September 2002. From October 2001 to April 2002, he worked as a Service Advisor at Metro Toyota, Inc. in Chicago, Illinois and from September 1999 to May 2001 he worked as Chief Financial Officer and Chief Operations Officer at LaSalle Technology, Inc. in Chicago, Illinois. Mr. Bernal received his Bachelor of Science degree in Business Accounting from the University of Phoenix and is currently pursuing his Master Degree in Accounting and Financial Management from DeVry University. Mr. Bernal is a member of the National Association of Latino Fraternal Organizations.

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

Family Relationships

Samuel P. Chapman is the husband of Dr. Laura A. Berman.

Director Compensation

We do not have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Each of our outside directors prior to the merger in June 2005, received 157,115 shares of our common stock in consideration for their services as a director of our company.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain a nominating committee or a compensation committee under the rules applicable to companies quoted in the Pink Sheets. None of our independent directors qualify as an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the Securities Exchange Commission (the “SEC”) on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended December 31, 2006 beneficial owners complied with Section 16(a) filing requirements applicable to them except that there are certain holders that we believe are required to file reports pursuant to Section 16(a) as persons who beneficially own more than 10% of the Company’s securities who have not filed any reports. The following persons may be required to file reports pursuant to Section 16(a) and may be delinquent in filing: European Catalyst Fund, Absolute Return Europe Fund, Peter Ondrousek and Corporate Advisors Group.

Code of Ethics.

We have not yet adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities. We intend to adopt a code in the future.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for two years ended December 31, 2006 of our chief executive officer and other executive officers whose annual salary and bonus exceeded $100,000 in such years (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary($)
Samuel P. Chapman - Chairman	2006	$76,160
	2005	125,385

Laura A. C. Berman - President and Chief Executive Officer	2006	135,385
	2005	153,077

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

We entered into an amendment dated June 23, 2006 to Dr. Berman’s employment agreement pursuant to which, among other things, (i) the term was extended from three years to four years; (ii) Dr. Berman’s salary can be decreased but only if our Board of Directors determines that a decrease is necessary for the survival of our company and such decrease is reasonable; (iii) in the event of Dr. Berman’s termination, with or without cause or good reason, as defined in the employment agreement, all rights to the services rendered during the term and products created during the term (including all rights and title in such services and products) will be our property, and any such rights after the term will be the property of Dr. Berman; and (iv) in the event Dr. Berman’s employment is terminated without cause or for good reason, all revenues generated as a result of Dr. Berman’s services rendered and products created during the term will be our property, and such revenues after the term will be the property of Dr. Berman.

On August 14, 2006, Dr. Berman agreed to forego payment of her salary for an indefinite period of time. In addition, Samuel Chapman, who was then our Chief Executive Officer, and who does not currently have an employment agreement with us, agreed to forego his salary for an indefinite period of time. The salaries of Dr. Berman and Mr. Chapman may be reinstituted upon action of the Board of Directors at any time in the future. On January 23, 2007, the Board of Directors voted to reinstate the salaries of Dr. Berman and Mr. Chapman.

Option Grants in 2006

We did not grant any options in 2006.

Outstanding Equity Awards at Fiscal Year-end

We currently have no options outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial stock ownership of our common stock that is owned by each of our Named Executive Officers, directors and stockholders beneficially owning 5% or more of our common stock and all directors and executive officers as a group. In calculating the number of shares outstanding, each person’s percentage of ownership in the following table is based upon 34,293,599 shares (excluding Escrow Shares) of common stock outstanding as of April 1, 2007. Unless indicated otherwise, the address for each person named is c/o Berman Center, Inc., 211 East Ontario, Suite 800, Chicago, Illinois 60611.

Name and Address of Beneficial Owner or Identity of Group (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Samuel P. Chapman and Laura A. Berman (2)	5,747,419	16.8%
Carlos Bernal	—	—
Howard Zuker	—	*
Esarbee Investments Limited (3) 1170 Peel Montreal, Quebec Canada H3B4P2	2,007,586	5.9
European Catalyst Fund (4) c/o Ogier Fiduciary Services (Cayman) Limited P.O. Box 1234GT Queensgate House South Church Street, George Town Grand Cayman, Cayman Islands	4,388,572	12.8
Absolute Return Europe Fund (5) c/o Ogier Fiduciary Services (Cayman) Limited P.O. Box 1234GT Queensgate House South Church Street, George Town Grand Cayman, Cayman Islands	4,388,569	11.3
Peter Ondrousek (6) Camin de Sarria 63 07010 Establiments Palma de Mallorca Spain	4,388,570	11.3
Corporate Advisors Group (7) Landstrasser 104 94940 Vaduz, Liechtenstein Germany	4,388,572	11.3
Todd M. Ficeto (8) 9300 Wilshire Boulevard Penthouse Suite Beverly Hills, CA 90212	5,040,971	13.8

All current directors and officers as a group (4 persons)	5,747,419	16.8%

*	indicates less than 1%.

1.
The persons named in this table have sole voting and investment power with respect to all shares of common stock listed. Beneficial ownership also includes that number of shares, which an individual has the right to acquire (such as through the exercise of warrants and options) within 60 days from April 1, 2007.

2.
Mr. Samuel P. Chapman owns together with his wife Dr. Laura A. Berman, 2,897,906 shares of the Company’s common stock. Berman Center Holdings LLC, which is owned by Mr. Samuel P. Chapman and Dr. Laura A. Berman, owns 2,849,513 shares of the Company’s common stock.

3.	The sole beneficiary of The Charles Rosner Bronfman Family Trust is Stephen R. Bronfman. The Charles Rosner Bronfman Family Trust is the beneficial owner of 100% of Esarbee Investments Limited.

4.	Peter Irblad has voting and investment powers for the shares held by European Catalyst Fund.

5.	Consists of shares issuable upon the exercise of warrants that are currently exercisable. Mr. Homm has voting and investment powers for the shares held by Absolute Return Europe Fund.

6.	Consists of 4,388,570 shares of common stock issuable upon exercise of warrants that are currently exercisable.

7.
Consists of 4,388,572 shares of common stock issuable upon exercise of warrants that are currently exercisable. Raj Nair has voting and investment powers for the shares held by Corporate Advisors Group.

8.
Includes 2,740,971 shares of common stock and 600,000 shares of common stock underlying warrants held in the name of Hunter World Markets, Inc., which is a registered broker-dealer and may be deemed to be an underwriter. Mr. Ficeto is President, Chief Executive Officer, and control person of Hunter World Markets, Inc. and has voting and investment power over the securities. Also includes 1,700,000 shares of common stock issuable upon the conversion of convertible promissory note (the “Notes”) (based on the principal amount of the loan) and held by Hunter Fund LTD. The Notes are convertible into shares of our common stock at a conversion rate that is equal to the lesser of (i) 50% of the market rate on the date of conversion or (ii) $0.25 per share. Mr. Ficeto has voting and investment power over the securities held by Hunter Fund LTD.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

June 2005 Merger

On June 3, 2005, we, known as “LB Center, Inc.” at the time, entered into an Agreement and Plan of Merger with Berman Health and Media, Inc. (“BHM”), a privately held Delaware corporation, pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction (the “Merger”), with the existing stockholders of LB Center, Inc. continuing to own the remaining 13% of our issued and outstanding common stock after the Merger. LB Center also issued 2,303,999 shares of common stock into escrow for a period of 24 months to cover indemnification obligations, if any, to BHM and its stockholders (the “Escrow Shares”). If a valid claim for indemnification is made against LB Center, all or a portion of the Escrow Shares would be issued on a pro rata basis to those parties who were BHM stockholders of record immediately prior to the Merger. To the extent that the Escrow Shares are not distributed to former holders of BHM stock as a result of indemnification claims made prior to the end of the 24 month period following the Merger, those Escrow Shares will be canceled. The Merger was consummated on June 16, 2005 through the merger of a wholly owned subsidiary of LB Center, Inc. with and into BHM, with BHM being the surviving corporation. As a result of the Merger, BHM became a wholly owned subsidiary LB Center, Inc. Immediately after the Merger, LB Center, Inc. reincorporated from the State of Georgia to the State of Delaware and changed its name to Berman Center, Inc. Berman Center, Inc. and BHM have interlocking executive positions.

Todd Ficeto and Hunter World Markets, Inc.

On June 3, 2005, we, known as “LB Center, Inc.” at the time, entered into an Agreement and Plan of Merger with Berman Health and Media, Inc. (“BHM”), pursuant to which the stockholders of BHM acquired approximately 87% of our issued and outstanding common stock through a merger transaction (the “Merger”), with the existing stockholders of LB Center, Inc. continuing to own the remaining 13% of our issued and outstanding common stock after the Merger. LB Center, Inc. was incorporated in October 1989 and ceased active operations after the filing of bankruptcy in December 1997. In December 2004, LB Center, Inc., Todd M. Ficeto and William Whalen (the then-chief executive officer and sole director of LB Center, Inc.) entered into a securities purchase agreement, as amended (the “Purchase Agreement”), pursuant to which Mr. Ficeto purchased 79,500,000 shares of common stock from LB Center for $65,000 and became the majority stockholder of LB Center, Inc. In addition, Mr. Whalen received $10,000 and 1,000,000 shares of common stock. In December 2004, and in conjunction with the Purchase Agreement, LB Center and Mr. Ficeto entered into a convertible note (the “Convertible Note”) pursuant to which LB Center borrowed $80,000 from Mr. Ficeto. The Convertible Note was convertible into 2,795,210 shares of common stock at any time after LB Center effected a 500 for 1 reverse stock split. In December 2004, Mr. Ficeto became the chief executive officer and sole director of LB Center and LB Center, after obtaining shareholder approval, effected a 500 for 1 reverse stock split. In March 2005, Mr. Ficeto converted the Convertible Note into 2,795,210 shares of common stock.

Hunter World Markets, Inc. (“HWM”) served as the placement agent in connection with BHM’s closing of a private placement of $3,100,000 on June 16, 2005. The President of HWM is Todd M. Ficeto and is the former chief executive officer, sole director and majority stockholder of LB Center, Inc. prior to the Merger. As consideration for HWM’s services, we have paid HWM a $372,000 commission and three-year warrants exercisable into 906,971 shares of our common stock. In addition, HWM was one of three lenders that provided bridge financing to BHM in connection with the private placement and merger in June 2005. The bridge loan was in an aggregate amount of $400,000, and HWM provided $250,000 of that amount. HWM received a 10% flat interest fee in connection with the loan and warrants to purchase 250,000 shares of BHM, which we assumed and was converted into warrants to purchase 384,000 shares of our common stock pursuant to the merger. In connection with the same bridge loan, Loman International SA provided $100,000 of the bridge loan and IKZA Holding Corp. provided $50,000 of the bridge loan. Loman International SA and IKZA Holding Corp. received a 10% flat interest fee in connection with the loan and warrants to purchase 100,000 and 50,000 shares of common stock, respectively, of BHM. We assumed the warrants and they were converted into warrants to purchase 153,600 and 76,800 shares of our common stock, respectively, pursuant to the merger.

On October 6, 2006, we executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter agreed to lend the principal amount of $200,000 to us. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note shall be secured by all of our assets and the assets of our wholly-owned subsidiary Berman Health & Media, Inc., (ii) the term of the Promissory Note shall be one (1) year with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note shall be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund shall have demand and piggyback registration rights for the shares of our common stock that are issuable upon conversion of the Promissory Note. In connection with and as a condition to the Promissory Note, we engaged an affiliate (the “Affiliate”) of Hunter Fund, for a period of twenty-four (24) months from the date of the Promissory Note to act as our exclusive placement agent for potential financing transactions, the type and dollar amount being as mutually agreed to by the parties. As compensation for execution of the agreement, we agreed to issue to the Affiliate and its designee an aggregate of 800,000 shares of our common stock. In addition, the Affiliate will receive compensation as mutually agreed by the parties at the time of any offering during the twenty-four month term, if any, depending on the offering type and size.

On March 7, 2007, we executed a Secured Convertible Promissory Note (the “Second Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company. The terms of the Second Promissory Note provide that, among other things: (i) the Second Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the term of the Second Promissory Note is one year with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Second Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Second Promissory Note.

Also Dr. Berman entered into an Assignment and Acknowledgement Agreement, dated March 7, 2007, in connection with the Second Promissory Note. See description below.

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

We entered into an amendment dated June 23, 2006 to Dr. Berman’s employment agreement of its President pursuant to which, among other things, (i) the term was extended from three years to four years; (ii) Dr. Berman’s salary can be decreased but only if our Board of Directors determines that a decrease is necessary for the survival of our company and such decrease is reasonable; (iii) in the event of Dr. Berman’s termination, with or without cause or good reason, as defined in the employment agreement, all rights to the services rendered during the term and products created during the term (including all rights and title in such services and products) will be our property, and any such rights after the term will be the property of Dr. Berman; and (iv) in the event Dr. Berman’s employment is terminated without cause or for good reason, all revenues generated as a result of Dr. Berman’s services rendered and products created during the term will be our property, and such revenues after the term will be the property of Dr. Berman.

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

Also in connection with, and as a condition to the Second Promissory Note, the Company and Dr. Berman entered into an Assignment and Acknowledgement Agreement, dated March 7, 2007 (the “Assignment”), whereby Dr. Berman grants, transfers, and assigns to the Company any net revenues generated (i) agreements that Dr. Berman has entered into in connection with the provision of services under her employment agreement, and (ii) in connection with any products, services, and licenses related to the agreements, created or performed during the term of her employment agreement with the Company. Dr. Berman’s assignment of net revenues to the Company is conditioned upon the Company’s continued payment of her salary, subject to a decrease in the event of bankruptcy. If Dr. Berman’s grant, transfer or assignment terminates during the term of the Note, Dr. Berman and Mr. Samuel Chapman, Chairman of the Board of the Company, will transfer and assign all of the shares of the Company’s common stock owned by them to Hunter Fund.

ITEM 13. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger dated June 3, 2005 by and among the Registrant (f/k/a LB Center, Inc.), LBC MergerSub, Inc. and Berman Health and Media, Inc. (f/k/a The Berman Center, Inc.) (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 22, 2005).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 22, 2005).

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed with the SEC on June 22, 2005).

4.1
Form of Stock Purchase Warrant (Class A) dated as of June 16, 2005 issued by Berman Health and Media, Inc. (f/k/a The Berman Center, Inc.) to the Warrant Holders indicated on the schedule thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 22, 2005).

4.2
Form of Stock Purchase Warrant (Class B) dated as of June 16, 2005 issued by Berman Health and Media, Inc. (f/k/a The Berman Center, Inc.) to the Warrant Holders indicated on the schedule thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the SEC on June 22, 2005).

4.3
Form of Stock Purchase Warrant dated as of June 16, 2005 issued by Berman Health and Media, Inc. (f/k/a The Berman Center, Inc.) to Hunter World Markets, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed with the SEC on June 22, 2005).

10.1
Employment Agreement dated June 16, 2005 by and among the Registrant and Dr. Laura A.C. Berman (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 22, 2005).

10.1(a)
Amendment to Employment Agreement dated June 23, 2006 by and between Dr. Berman and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on June 29, 2006).

10.2
Placement Agent Agreement dated April 11, 2005 by and among Berman Health and Media, Inc. (f/k/a Berman Center LLC) and Hunter World Markets, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on June 22, 2005).

10.3
Lease Agreement dated November 20, 2003 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and Zeller Management Corp., an agent for Zeller-211 Trust (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.4
Novelty Agreement dated August 1, 2004 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and California Exotic Novelties, LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.5
Loan-Out Agreement dated as of October 28, 2004 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and View Film (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.5(a)
Pick Up Letter Agreement dated September 9, 2005 for Berman Television Series by and between Showtime Networks, Inc. and View Film (incorporated by reference to Exhibit 10.5(a) to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.6
Hyperion Agreement dated November 5, 2004 by and between Hyperion, an imprint of Buena Vista Books, Inc. and Laura Berman Ph.D. (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.7
Option Agreement dated as of May 17, 2004 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and Dr. Allan Charles (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.8
Option Agreement dated as of May 17, 2004 by and between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and Dr. Jan Fawcett (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.9
Form of Indemnification Agreement between Berman Health and Media, Inc. (f/k/a Berman Center LLC) and its directors (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.10
Book Agency Agreement dated November 6, 2004 by and between International Creative Management and Dr. Laura Berman (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.11
Production and Distribution Agreement dated March 4, 2004 by and between UBC Radio Network Inc. and Berman Health and Media, Inc. (f/k/a Berman Center LLC) (incorporated by reference to Exhibit 10.11 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.12
Sublease dated September 1, 2005 by and between Naperville Psychiatric Ventures and Berman Health and Media, Inc. (f/k/a Berman Center, LLC) (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

10.13	Form of Rescission Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on December 16, 2005).

10.13(a)	List of Directors executing the Rescission Agreement (incorporated by reference to Exhibit 10.1(a) to the Registrant’s current report on Form 8-K filed with the SEC on December 16, 2005).

10.14
Secured Convertible Promissory Note dated October 6, 2006 by and between the Company and Hunter (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on October 13, 2006).

10.17
Termination Agreement of the Novelty Licensing Agreement by and between California Exotic Novelties, LLC and the Registrant dated November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on February 15, 2007).

10.18
Novelty Licensing Agreement by and between California Exotic Novelties, LLC and Dr. Laura Berman dated November 1, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on February 15, 2007).

10.19
DVD Series Agreement by and between the Registrant, Braun Marketing, LLC, and Triple J Marketing, LLC dated April 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on February 15, 2007).

10.20
Secured Convertible Promissory Note dated March 7, 2007 by and between the Company and Hunter (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 13, 2007).

10.21
Assignment and Assumption Agreement dated March 7, 2007 by and between the Company and Dr. Berman (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on March 13, 2007).

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s registration statement on Form SB-2 (File No. 333-126387) filed with the SEC on July 5, 2005).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005:

	2006 Fees	2005 Fees
Audit Fees (1)	$75,500	$28,888
Audit-Related Fees (2)	-	75,000
Tax Fees (3)	7,500	-
All Other Fees	-	-
Total	$83,000	$103,888

(1) “Audit Fees” consist of fees billed for professional services rendered for the audit of the company’s annual financial statements for and for the review of our interim financial statements and services performed during 2006.

(2) “Audit-Related Fees” consist of fees billed for professional services rendered for reasonably related to the performance of the audit review that are not otherwise reported under Audit Fees.

(3) “Tax Fees” consist of fees billed for services rendered in connection with tax compliance, tax advice and tax planning. These fees were billed for the preparation of the Company's 2006 tax returns.

Pre-Approval Policy

From inception to date, we have not had an audit committee. Our Board of Directors as a whole pre-approves all services provided by our auditors. Prior to the engagement of our auditors for any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence of our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 17, 2007.

BERMAN CENTER, INC.

/s/ Laura Berman
Laura Berman
Chief Executive Officer and President

/s/ Carlos Bernal
Carlos Bernal Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Laura A. Berman Laura A. Berman	Chief Executive Officer, President and Director (Principal Executive Officer)	April 17, 2007

/s/ Carlos Bernal Carlos Bernal	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2007

/s/ Samuel P. Chapman Samuel P. Chapman	Chairman of the Board of Directors	April 17, 2007

/s/ Howard Zuker Howard Zuker	Director	April 17, 2007

BERMAN CENTER, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Berman Center, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Berman Center, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berman Center, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has a working capital and capital deficit at December 31, 2006, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. Robbins, P.C.
Certified Public accountants
Denver, Colorado
March 1, 2007 except for Note 11 for which the date is March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Berman Center, Inc. (f/k/a LB Center, Inc.)

We have audited the consolidated statements of operations, stockholders equity and cash flows of Berman Center, Inc. (f/k/a LB Center, Inc.) for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Berman Center Inc. (f/k/a LB Center Inc.) referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 10, 2006

BERMAN CENTER, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

Assets
(Substantially Pledged)

Current Assets:
Cash and Cash Equivalents	$179,607
Accounts Receivable	17,945
Deposits	165,250
Inventory	8,698
Other Receivables, Related Party	12,685
Total Current Assets	384,185

Property and Equipment, Net	335,786

Total Assets	$719,971

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$103,588
Deferred Revenue	150
Accrued Expenses	521,770
Deferred Rent	164,533
Convertible Note Payable	200,000
Capital Leases - Current	7,635
Total Current Liabilities	997,676

Long-Term Liabilities:
Capital Leases - Non-Current	5,355
Total Long-Term Liabilities	5,355

Total Liabilities	1,003,031

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred Stock, $0.001par value, 50,000,000 shares authorized,
none outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares authorized,
33,493,599 shares outstanding	33,493
Additional Paid-in Capital	5,696,105
Accumulated (Deficit)	(6,012,658)
Total Stockholders' Equity (Deficit)	(283,060)

Total Liabilities and Stockholders' Equity (Deficit)	$719,971

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year	For The Year
	Ended	Ended
	December 31, 2006	December 31, 2005
Revenue - Clinics	$293,543	$527,590
- Seminars and Conferences	348,084	187,975
- Research, Studies and Trials	177,500	-
- Radio Advertising	-	50,000
- Publishing	172,857	-
- Television	263,251	-
- Royalty	117,334	30,020
- Other	-	12,558
Total Revenue	1,372,569	808,143

Cost of Services:
Clinics	408,929	625,165
Seminars and Conferences	564,604	170,010
Research, Studies and Trials	70,320	1,725

Total Cost of Services	1,043,853	796,900

Gross Profit	328,716	11,243

Selling, General & Administrative Expenses	1,651,013	2,392,518

(Loss) from Operations	(1,322,297)	(2,381,275)

Other Income (Expense)
Other Income	85,633	-
(Loss) on Disposal of Assets	(102,496)	-
Interest (Expense)	(8,085)	(40,493)

Total Other Income (Expense)	(24,948)	(40,493)

Net (Loss)	$(1,347,245)	$(2,421,768)

Basic and Diluted (Loss) Per Share	$(0.04)	$(0.09)

Weighted-Average Shares Outstanding	32,266,670	25,704,401

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years ended December 31, 2006 and December 31, 2005

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	(Deficit)	Total
Balance,
December 31, 2004	17,579,826	$17,580	$2,832,032	$(95,131)	$(2,243,645)	$510,836

Deferred compensation -
shares issued for services
rendered	497,531	498	(629)	95,131		95,000

Issuance of Shares
for Cash	10,722,859	10,723	3,326,019			3,336,742

Issuance of Shares Upon
Reverse Merger	2,995,199	2,994	(501,948)			(498,954)

Offering Costs in Connection
with Issuance of
Common Shares			(458,421)			(458,421)

Deferred Compensation -
share rescission	(392,787)	(393)	393			-

Net (loss)					(2,421,768)	(2,421,768)

Balance,
December 31, 2005	31,402,628	31,402	5,197,446	-	(4,665,413)	563,435

Issuance of Shares
for Exercise of Warrants	1,290,971	1,291	387,459			388,750

Issuance of Shares
to Placement Agent	800,000	800	111,200			112,000

Net (loss)					(1,347,245)	(1,347,245)

Balance,
December 31, 2006	33,493,599	$33,493	$5,696,105	$-	$(6,012,658)	$(283,060)

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2006	December 31, 2005
Cash flows from (to) Operating Activities:
Net (Loss)	$(1,347,245)	$(2,421,768)

Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:

Loss on Disposal of Equipment	102,496	-
Depreciation and Amortization	146,758	156,609
Issuance of Shares to Placement Agent	112,000	-
Issuance of Shares for Compensation	-	95,000
Changes in operating assets and liabilities:
Accounts Receivable	(7,484)	(7,361)
Related Party Receivable	(12,685)	-
Deposits	56,313	(221,563)
Prepaid Expenses and Other Current Assets	73,552	(61,050)
Inventory	(1,972)	921
Accounts Payable	(71,334)	40,888
Accrued Expenses	(20,857)	17,532
Deferred Revenue	(204,258)	67,450
Deferred Rent	21,594	76,007

Net Cash (Used in) Operating Activities	(1,153,122)	(2,257,335)

Cash Flows from (to) Investing Activities:
Purchase of Fixed Assets	-	(91,699)
Proceeds from Sale of Asset	5,500	-
Net Cash Provided by (Used in) Investing Activities	5,500	(91,699)

Cash Flows from (to) Financing Activities:
Proceeds from Issuance of Common Stock	-	3,336,742
Payment of Offering Costs	-	(458,421)
Proceeds from Exercise of Warrants	388,750	-
Proceeds from Issuance of Convertible Note Payable	200,000	-
Payments on Capital Leases	(14,608)	(18,635)
Net Cash Provided by Financing Activities	574,142	2,859,686

Net Increase (Decrease) in Cash and Cash Equivalents	(573,480)	510,652

Cash and Cash Equivalents, Beginning of Period	753,087	242,435

Cash and Cash Equivalents, End of Period	$179,607	$753,087

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2004, the company issued 628,458 shares as compensation to some members of the Board of Directors, valued at $120,000. The shares were issued as compensation for services performed. During the years ended December 31, 2006, and December 31, 2005, $0 and $95,000 was amortized to compensation expense, respectively.

On October 6, 2006, the company issued 800,000 shares to Hunter World Markets, a placement agent, in connection with entering into a Secured Convertible Promissory Note with Hunter Fund, Ltd. The shares are valued at $112,000.

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

Berman Center, Inc. and subsidiaries (the “Company”), headquartered in Chicago, Illinois, is a health center for women focused on female sexual health. The Company operates through its wholly owned subsidiary, Berman Health and Media, Inc. (“BHM”). Dr. Laura Berman, the Company’s President, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University. Berman Center is attempting to leverage Dr. Berman’s credentials by creating a portfolio of branded related products and services that are marketed through a diversified media platform.

Effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It was management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

NOTE 2 - THE MERGER

On June 16, 2005, LBC MergerSub, Inc., a Nevada corporation and wholly owned subsidiary of the Company, merged with and into BHM pursuant to an Agreement and Plan of Merger dated as of June 3, 2005 with LB Center, Inc. and LBC MergerSub, Inc.. Pursuant to the merger (the “Merger”), BHM became a wholly owned subsidiary of the Company and the issued and outstanding shares of common stock of BHM were converted into an aggregate of 19,730,504 shares of common stock of the Company. After the Merger, the former BHM stockholders owned approximately 87% of the Company’s issued and outstanding Common Stock, with the Company’s existing stockholders continuing to own the remaining 13% of the Company’s issued and outstanding common stock after the Merger. Following the Merger, the business conducted by the Company is the business conducted by BHM prior to the Merger. Immediately after the Merger, the Company reincorporated from the State of Georgia to the State of Delaware and changed their name from LB Center, Inc. to Berman Center, Inc.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2006, the Company incurred a net loss of $1,347,245 and had a working capital deficit. In addition, the Company had an accumulated deficit of $6,012,658 at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for its capital needs during the year ended December 31, 2007 by issuing debt and equity securities and by the continued development of its business. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Development Stage Enterprise

In prior years the Company had been a development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company has emerged from development stage during 2006 by executing its plan to develop sources of multimedia revenue. Prior to emergence from development stage status, nominal revenues were derived from research studies, publishing or television

Revenue Recognition

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

Radio and other media revenue represents advertising revenue earned from sponsors who advertise on the Dr. Laura Berman Radio Show, royalties from products licensed by us and publishing of books. All of the revenue from radio advertising for the year ended December 31, 2005 was received from a single advertiser and was a single occurrence. Dr. Berman is not paid for hosting her radio show. When such revenue is generated, it is recognized when it is earned, the services are performed and collection is probable.

Television revenue represents revenue earned from appearances Dr. Berman has made on Fox News in the Morning and from the weekly taping and production of the new reality television show ‘Sexual Healing’ which aired on the Showtime cable channel. When such revenue is generated, it is recognized when it is earned, the services are performed and collection is probable.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Deferred Revenue

The Company records deferred revenue on amounts received in advance from clients and corporate sponsors to support the work of the clinic while it conducts research studies or while Dr. Laura Berman writes a book. The Company also receives amounts in advance from registrants who plan to attend conferences conducted by the clinic. The revenue is recognized on the Company’s financial statements when the work is complete and the results of the research are released or the book is published and when the conference has been conducted. As of December 31, 2006, the deferred revenue liability on the Company’s balance sheet is $150.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables and other current assets, accounts payable, accrued expenses and deferred revenue. The book value of all other financial instruments is representative of their fair values.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R are effective for the Company beginning January 1, 2006.

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

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company's dividend history. The stock volatility factor is based on the past three years of market prices of the Company's common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the expected life of the option on a straight line basis.

The foregoing impact of option value was determined using Black-Scholes methodology and the following assumptions:

Weighted
	Risk-Free	Average		Expected	Fair Value
	Interest	Expected	Expected	Dividend	at Grant
	Rate	Life	Volatility	Yield	Date
2004 Director options	3.07%	1.4 years	29.00%	0.00%	$0.00

The weighted average exercise prices for options granted and exercisable and weighted average remaining contractual life for options outstanding as of December 31, 2006 and December 31, 2005 was as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
As of December 31, 2006:
Employees - Outstanding	314,230	$0.19	0.9	$-
Employees - Expected to Vest	314,230	$0.19	0.9	$-
Employees - Options Exercisable	314,230	$0.19	0.9	$-

As of December 31, 2005:
Employees - Outstanding	314,230	$0.19	1.9	$-
Employees - Expected to Vest	314,230	$0.19	1.9	$-
Employees - Options Exercisable	314,230	$0.19	1.9	$-

The Company did not record any compensation expense during the year ended December 31, 2006 as all employee stock options were fully vested prior to the adoption of SFAS 123R.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the year ended December 31, 2005.  For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ contractual term.

For The
Year Ended
December 31,
2005
Net (loss):
As reported	($2,421,768)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,460)
Pro forma net (loss)	($2,431,228)

Basic and diluted earnings (loss) per shares of common stock:
As reported	($0.09)
Pro forma net (loss)	($0.09)

Loss Per Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the years ended December 31, 2006 and 2005 were $27,253 and $283,779, respectively.

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

The significant components of the provision for income taxes at December 31, 2006 and 2005 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.

Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

Deferred Rent

The Company has entered into an operating lease agreement for its corporate office which contains a provision for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying balance sheet.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“F ASB”) issued Statements of Financial Accounting Standards (“ SFAS”) No. 155, “ Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Other Receivables, Related Party at December 31, 2006 were $12,685.  This amount consists primarily of rent revenue due from Empower Public Relations, LLC (“Empower”).  Empower is owned solely by Samuel P. Chapman, Chairman of the Board of Directors and former CEO of Berman Center, Inc., and shares office space with the Company.  Other minor amounts include miscellaneous incidental expenses paid by the Company for Empower during its initial establishment phase.

Agreement to Sublease

On October 1, 2006 the Company entered into a month-to-month sublease agreement with Empower Public Relations, LLC. Rental payments are $7,000 per month and the sublease can terminate at either party’s discretion with advance notice.

Public Relations Agreement

In November 2006 the Company entered into an agreement with Empower Public Relations whereby they will perform public relations services to procure local and national media recognition of Berman Center as well as to generate new business opportunities. Fees of $5,000 are due monthly and the agreement can terminate at any time at the discretion of the Company.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

Equipment	$241,503
Furniture and fixtures	190,587
Leasehold improvements	253,786
685,876

Less accumulated depreciation and amortization	(350,090)

Total	$335,786

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $146,758 and $156,609, respectively.

During the year ended December 31, 2006 the company discontinued the medical services portion of the clinic's business. As such, the company has disposed of the related medical equipment including ultrasounds and neural scanners. The $102,496 listed on the Consolidated Statement of Operations under Other Expenses consists of a realized loss of $24,432 on the sale of equipment and a loss of $78,064 on the disposition of the remaining equipment. There are no such Other Expenses for the related period in 2005.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

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

In connection with and as a condition to the Promissory Note, the Company engaged an affiliate (the “Affiliate”) of Hunter Fund, for a period of twenty-four (24) months from the date of the Promissory Note to act as its exclusive placement agent for potential financing transactions, the type and dollar amount being as mutually agreed to by the parties. As compensation for execution of the agreement, the Company agreed to issue to the Affiliate and its designee an aggregate of 800,000 shares of the Company’s common stock valued at $112,000. In addition, the Affiliate will receive compensation as mutually agreed by the parties at the time of any offering during the twenty-four month term, if any, depending on the offering type and size. An offering, if any, is expected to be conducted pursuant to Regulation D promulgated by the Securities and Exchange Commission and will be offered and sold only to “Accredited Investors” as that term is defined in Regulation D. The securities offered in an offering, if any, will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. A $250,000 letter of credit was originally required to provide credit support for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At December 31, 2006, the cash deposit balance held by the landlord was $165,250. Total rent expense incurred the years ended December 31, 2006 and 2005 was $278,822 and $256,631, respectively. The Company’s lease for the Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. The Naperville office (a suburb of Chicago) served as a smaller second clinic facility. Total rent expense incurred for this facility was $10,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006 the Company is obligated under several capital equipment leases with various vendors. The capital leases are calculated using a 4.0% interest rate per annum. The monthly capital lease payments range between $533 and $772 and terminate through December 2008.

Future minimum lease payments under operating and capital leases at December 31, 2006 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2007	$247,962	$8,715
2008	$255,448	$6,398
2009	$263,064	$-
2010	$270,946	$-
2011	$279,038	$-
Thereafter	$786,352	$-
Total Minimum Lease Payments	$2,102,810	$15,113

Less Amounts Representing Interest		$2,123
		$12,990

Less Current Portion		$7,635

Long-Term Portion		$5,355

Employment Agreements

On June 16, 2005, the Company and Dr. Laura Berman entered into a three-year employment agreement. Pursuant to such agreement, Dr. Berman will receive an annual salary of $200,000, provided that under certain circumstances the Board of Directors may increase her salary. In May 2006 the employment agreement with Dr. Laura Berman was amended and had been extended to a four-year agreement. In addition, Dr. Berman has also agreed to contribute to the Company all income, revenue and other compensation received by Dr. Berman in connection with activities related to the business operations of the Company during her employment, including, without limitation, all revenue from media sources, talent agreements with television production companies or other media sources and authorship royalties. These items are the sole property of the Company and may not be removed from the Company without approval of at least a majority in interest of the Company’s stockholders and adequate compensation to the Company. The contribution of income and revenues described above, however, does not include income, revenue and other compensation derived by Dr. Berman from honorarium fees and speaking engagements.

In the event that Dr. Berman performs services and earns compensation that would fall under this agreement, such amounts would be recorded when the contribution is considered due to the Company and the services have been completed by Dr. Berman. Contributions will be recorded as revenue or expense as appropriate.

On August 14, 2006, Dr. Berman agreed to forego payment of her salary for an indefinite period of time. In addition, Samuel Chapman, Chief Executive Officer of the Company, who does not currently have an employment agreement with the Company, agreed to forego his salary for an indefinite period of time. On January 23, 2007, the Board of Directors voted to reinstate the salaries of Dr. Berman and Mr. Chapman, effective immediately.

On February 15, 2007, Samuel Chapman, the Chief Executive Officer and Chairman of the Board of Directors of Berman Center, Inc., resigned from his position as Chief Executive Officer effective as of March 1, 2007. Mr. Chapman retained his position as Chairman of the Board of Directors of the Company. Upon the effective date of Mr. Chapman’s resignation, Dr. Laura Berman replaced Mr. Chapman as the Chief Executive Officer of the Company. Dr. Berman also retained her titles as President and a Director.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2006, the Company completed the following transactions:

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

•	Issued 800,000 shares to a placement agent valued at $112,000.

During the year ended December 31, 2005, the Company completed the following transactions:

•	Issued 1,653,147 shares for a cash total of $236,742 to third party investors.

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

The Placement Warrants will receive registration rights identical to the rights granted to the holders of Class A Warrants and Class B Warrants. The warrants will be exercisable at a price of $0.341 per share and will have a three year term. The fair value of these warrants has been calculated at $2,182 and has been included in offering costs. The fair value of each warrant has been calculated with the following assumptions at the grant date; dividend yield of 0%, expected volatility of 29%, risk free interest rate of 3.07% and an expected life of 3 years.

There were also warrants issued on April 11, 2005 in conjunction with a bridge loan the Company received in order to finance the expenses related to the reverse merger transaction. The warrants associated with the bridge loan are referenced in Note 2 to the financial statements (‘The Merger’ note).

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

Stock Options

A summary of the Company’s outstanding options and changes during the years is presented below:

	For the Years Ended
	December 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	314,230	$0.19	314,230	$0.19

Granted	-	-	-	-
Expired/forfeited	-	-	-	-
Exercised	-	-	-	-

Outstanding, end of year	314,230	$0.19	314,230	$0.19

Options exercisable, end of year	314,230	$0.19	314,230	$0.19

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.19	314,230	7.4	$0.19	314,230	$0.19

Warrants

A summary of the Company’s outstanding warrants and changes during the years is presented below:

	For the Years Ended
	December 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	10,591,085	$0.77	-	$—

Granted	600,000	1.00	10,591,085	0.77
Expired/forfeited	-	-	-	-
Exercised	(1,290,971)	.76	-	-

Outstanding, end of year	9,900,114	$0.75	10,591,085	$0.77

Options exercisable, end of year	9,900,114	$0.75	10,591,085	$0.77

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.21 - $1.03	9,900,114	1.4	$0.75	9,900,114	$0.75

NOTE 10 - INCOME TAXES

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

Pre-tax earnings (losses) and the provision (benefit) for income taxes consisted of the following for the year ended December 31, 2006 and 2005:

	2006	2005
Total pre-tax earnings (losses):	(1,347,245)	($1,676,234)

Provision for income taxes:
United States federal:
Current	0	0

Deferred taxes (benefit)	(998,657)	(452,105)
	($998,657)	($452,105)
Deferred tax valuation	998,657	452,105

Total United States federal tax	0	0
State and local tax	0	0
Total provision for income taxes	$0	$0

The effective income tax rate on the pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the year ended December 31, 2006 and 2005:

	2006	2005
U.S. federal statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	—	4.8%
Permanent Differences	-0.1%	-6.7%
Temporary Differences	-3.0%
Tax at U.S. statutory rate when company was not subject to entity level tax	—	-10.5%
Tax at U.S. statutory rate when company was not subject to entity level tax	—	-1.5%
Valuation allowance	-30.9%	-20.2%
Effective tax rate	0.0%	0.0%

The components of the deferred tax provision (benefit) occurring as a result of transactions being reported for financial and tax reporting were:

	2006	2005
Net Operating Loss	($958,399)	($458,404)
Fixed Assets	23,998	62,173
Deferred Rent	(63,868)	(55,486)
Contribution carryforward	(388)	(388)
	(998,657)	(452,105)
Valuation Allowance	$998,657	$452,105
	$0	$0

At December 31, 2006 the Company has available net operating loss carryforwards for federal income tax purposes of approximately $2,500,000 which, if not utilized earlier, expire beginning in 2025.

NOTE 11 - SUBSEQUENT EVENTS

On March 7, 2007, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Promissory Note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Promissory Note.

The Company also agreed to pay a 10% placement fee (equal to $22,500) and $7,500 in legal fees to Hunter World Markets, Inc. The Company also agreed to issue an aggregate of 800,000 shares of the Company’s common stock to Hunter World Markets, Inc. and its designees. The securities will be issued to in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

If the Company fails to make payments under the Note or that other Secured Convertible Note in favor of Hunter Fund pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 dated October 6, 2006 (“October 2006 Note”), or otherwise comes into default, Hunter Fund may exercise its rights to seize all of the assets of the Company, which would have a material adverse effect on its business and could cause it to declare bankruptcy.

As a condition to the Note, shareholders of the Company that were shareholders of BHM prior to the Company’s reverse merger with BHM on June 16, 2005 agreed to extend for an additional year the duration of a lock up agreement with respect to their shares whereby the lock up expires on June 23, 2008. The shareholders, who own an aggregate of approximately 19,337,717 shares of the Company’s common stock, may not sell or transfer their shares until the term expires.