Form 10QSB
period 2007-03-31
BERMAN CENTER, INC.
filed 2007-05-17
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 34,293,599 shares (excluding Escrow Shares, as defined below) outstanding of registrant’s common stock, par value $.001 per share, as of May 15, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

BERMAN CENTER, INC.
FORM 10-QSB QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

BERMAN CENTER, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

Assets
(Substantially Pledged)
Current Assets:
Cash	$140,964
Accounts Receivable	6,919
Deposits	123,938
Inventory	7,550
Other Receivables, Related Party	20,104
Total Current Assets	299,475

Property and Equipment - Net	308,889

Total Assets	$608,364

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$81,146
Deferred Revenue	50,150
Accrued Expenses	528,843
Deferred Rent	166,651
Convertible Notes Payable	425,000
Capital Leases - Current	6,991
Total Current Liabilities	1,258,781

Long-Term Liabilities:
Capital Leases - Non-Current	3,996
Total Long-Term Liabilities	3,996

Total Liabilities	1,262,777

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $0.001par value, 50,000,000 shares authorized
0 shares outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized
34,293,599 shares outstanding	34,293
Additional paid-in Capital	5,807,305
Accumulated (Deficit)	(6,496,011)
Total Stockholders' Equity (Deficit)	(654,413)

Total Liabilities and Stockholders' Equity (Deficit)	$608,364

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Revenue - Clinics	$20,276	$117,610
- Research, Studies and Trials	-	177,500
- Publishing	-	171,975
- Television	-	119,386
- Royalty	22,466	32,902
Total Revenue	42,742	619,373

Cost of Services:
Clinics	51,446	153,832
Research, Studies and Trials	-	69,320

Total Cost of Services	51,446	223,152

Gross Profit (Loss)	(8,704)	396,221

Selling, General & Administrative Expenses	497,809	467,797

(Loss) from Operations	(506,513)	(71,576)

Other Income (Expense)
Other Income	36,166	12,000
Interest (Expense)	(13,006)	(298)

Total Other Income (Expense)	23,160	11,702

Net (Loss)	$(483,353)	$(59,874)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.00)

Weighted-Average Shares Outstanding	33,706,932	31,402,628

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Cash flows from (to)Operating Activities:
Net (Loss)	$(483,353)	$(59,874)

Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:

Depreciation and Amortization	26,897	39,325
Issuance of Shares to Placement Agent	112,000	-
(Increase) Decrease in
Accounts Receivable	11,026	(17,673)
Deposits	41,313	41,313
Other Receivables, Related Party	(7,419)
Prepaid Expenses and Other Current Assets	-	(142,989)
Inventory	1,148	(3,524)
Increase (Decrease) in
Accounts Payable and Accrued Expenses	(22,442)	(8,941)
Deferred Revenue	50,000	(119,283)
Accrued Payroll	7,073	(25,614)
Deferred Rent	2,118	13,431

Net Cash (Used in) Operating Activities	(261,639)	(283,829)

Cash Flows from (to) Financing Activities:
Proceeds from Issuance of Convertible Note Payable	225,000	-
Payments on Capital Leases	(2,004)	(3,618)
Net Cash Provided by (Used in) Financing Activities	222,996	(3,618)

Net (Decrease) in Cash and Cash Equivalents	(38,643)	(287,447)

Cash and Cash Equivalents, Beginning of Period	179,607	753,087

Cash and Cash Equivalents, End of Period	$140,964	$465,640

Supplemental schedule of non-cash investing and financing activities

On March 7, 2007, the company issued 800,000 shares to Hunter World Markets as the placement agent. The shares are valued at $112,000.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the period ended March 31, 2007, the Company incurred a net loss of $483,353 and had a working capital deficit. In addition, the Company had an accumulated deficit of $6,496,011 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Berman Center, Inc. and its wholly-owned subsidiary Berman Health and Media, Inc. In addition, the consolidated financial statements of Berman Center, Inc. include the accounts of LB Center, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

Development Stage Enterprise

In prior years the Company had been a development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company emerged from development stage during 2006 by executing its plan to develop sources of multimedia revenue. Prior to emergence from development stage status, nominal revenues were derived from research studies, publishing or television

Revenue Recognition

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

Deferred Revenue

The Company records deferred revenue on amounts received in advance from clients and corporate sponsors to support the work of the clinic while it conducts research studies or while Dr. Laura Berman writes a book. The Company also receives amounts in advance from registrants who plan to attend conferences conducted by the clinic.  Additionally, the Company may also receive advances for television, DVD or other production/marketing materials.  The revenue will be recognized when the work is complete and the results of the research are released, the book is published, the DVD series is released, and when the conference has been conducted.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables and other current assets, accounts payable, accrued expenses and deferred revenue. The book value of all other financial instruments is representative of their fair values.

Stock-Based Compensation

The Company adopted Statements of Financial Accounting Standards (”SFAS ” ) No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.

The Company did not record any compensation expense during the three months ended March 31, 2007 and 2006 as all employee stock options were fully vested prior to the adoption of SFAS 123R.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the periods ended March 31, 2007 and 2006 were $16,360 and $1,930, respectively.

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

The significant components of the provision for income taxes at March 31, 2007 and 2006 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

Other Receivables, Related Party at March 31, 2007 were $20,104.  This amount consists primarily of rent revenue due from Empower Public Relations, LLC (“Empower”).  Empower is owned solely by Samuel P. Chapman, Chairman of the Board of Directors and former CEO of Berman Center, Inc., and shares office space with the Company.  Other minor amounts include miscellaneous incidental expenses paid by the Company for Empower during its initial establishment phase.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consisted of the following:

Equipment	$241,503
Furniture and fixtures	190,587
Leasehold improvements	253,786
685,876

Less accumulated depreciation and amortization	376,987

Total	$308,889

Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $26,897 and $39,325, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

On March 7, 2007, the Company executed a Secured Convertible Promissory Note (the “Second Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company. The terms of the Second Promissory Note provide that, among other things: (i) the Second Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Second Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Second Promissory Note.

In connection with the Second Promissory Note, the Company issued to the Affiliate and its designee an aggregate of 800,000 shares of the Company’s common stock valued at $112,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. A $250,000 letter of credit was originally required to provide credit support for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At March 31, 2007 the cash deposit balance held by the landlord was $123,938. Total rent expense incurred for the periods ended March 31, 2007 and 2006 was $67,332 and $73,024 respectively. The Company’s lease for the Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. The Naperville office (a suburb of Chicago) served as a smaller second clinic facility.

At March 31, 2007 the Company is obligated under several capital equipment leases with various vendors. The capital leases are calculated using a 4.0% interest rate per annum. The monthly capital lease payments range between $533 and $772 and terminate through December 2008.

Future minimum lease payments under operating and capital leases at March 31, 2007 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2007	$186,876	$6,271
2008	$255,448	$6,398
2009	$263,064	$-
2010	$270,946	$-
2011	$279,038	$-
Thereafter	$786,352	$-
Total Minimum Lease Payments	$2,041,724	$12,669

Less Amounts Representing Interest		$1,682
		$10,987

Less Current Portion		$6,991

Long-Term Portion		$3,996

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

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

On March 7, 2007, the company completed the following transaction:

•	Issued 800,000 shares to a placement agent valued at $112,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Financial Statements, including the notes related thereto, and other financial information included herein. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. In addition, the information in this report includes forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

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

Clinical services accounted for 47% and 19% respectively for the three months ended March 31, 2007 and 2006. Revenue from clinic operations for the three months ended March 31, 2007 decreased by $97,334 as compared to the three months ended March 31, 2006. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

We generate additional revenue from medical education courses. There was no revenue from education courses or seminars for the three months ended March 31, 2007 or the three months ended March 31, 2006. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. At the present time, there are no plans to continue these programs due to the significant costs involved prior to the realization of revenues.

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

We have recently entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, tracks three couples' progress through intensive couples therapy at the Berman Center over a one-week period. There have been nine such weekly episodes to date. The Showtime Network picked up the series in September 2005 and premiered the show on July 21, 2006. We were entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments were guaranteed by Showtime Network for the first season of the show. Showtime Network was not obligated to renew the show for a second season and eventually chose not to do so. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public. The Showtime series failed to secure a sufficient audience and our programming was canceled. The revenues we anticipated generating from television programming will substantially decline unless the show is picked up by another network. Interest has been expressed by other networks but terms have not been discussed to renew the program. During the three months ended March 31, 2006, the Company had earned revenue and received payment for the first four weekly shows produced from our television production business in connection with the Showtime series.

We recently entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. The website has been earning nominal, yet steadily increasing, revenues since February 2006. In addition to subscription revenue, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share or royalty of the revenue of the product line paid to California Exotics. For the three months ended March 31, 2007 and 2006 we recognized revenue of $22,466 and $32,902 respectively from such royalties.

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

Radio and royalty revenue represents advertising revenue earned from sponsors who advertise on the Dr. Laura Berman Radio Show, royalties from products licensed by us. Dr. Berman is not paid for hosting her radio show. We earn revenue at times, from television appearances that are made by Dr. Berman and from the taping of a new reality television series called ‘Sexual Healing’ which aired on the Showtime cable channel. Publishing revenue represents revenue earned from releasing of a new book written by Dr. Berman. Revenue from research projects represent revenue generated from a study conducted by Dr. Berman. When such revenue is generated, we recognize the revenue when it is earned, the services are performed and collection is probable.

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

Comparison of the Three Months ended March 31, 2007 to the Three Months ended March 31, 2006

Revenue

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Clinic revenue	$20,276	$117,610
Research, studies and trials	-	177,500
Publishing	-	171,975
Television	-	119,386
Royalty	22,466	32,902
Total Revenue	$42,742	$619,373

Revenue from clinic operations for the three months ended March 31, 2007, decreased by $97,334 as compared to the three months ended March 31, 2006, from $117,610. The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management had implemented 3 price decreases for our services at the clinic since the opening of the clinic which has also contributed to the decrease. The clinic lowered its pricing structure on July 7, 2004, on October 27, 2004 and again on September 8, 2005. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Royalty revenue is derived from arrangements with the company’s manufacturer and distributor for the company’s line of products (royalties are based on a percentage of products sold). Revenue for the three months ended March 31, 2006, also included $177,500 of research revenue, $171,975 in publishing revenue, $119,386 from production of a television series and from television appearances, and $32,902 of royalty revenue. As a result, total revenue in the three months ended March 31, 2007 decreased by $576,631 from the previous year.

Expenses

Cost of Goods Sold

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Clinics	$51,446	$153,832
Research, studies and trials	-	69,320
	$51,446	$223,152

Gross Margin	($8,704)	$396,221

Gross Margin %	-20.4%	64.0%

Cost of goods sold during the three months ended March 31, 2007 was $171,706 lower than cost of goods sold during the three months ended March 31, 2006. This is due mainly to higher staffing levels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2007. It should be noted that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. The majority of the clinic related costs were associated with the medical services. Consequently, the costs of services decreased significantly after this date. Another reason for higher cost of goods sold in the three months ended March 31, 2006 is due to research expenses of $69,320. These expenses represent outside costs incurred associated with the sexual intimacy study conducted by the company. The Company earned $177,500 on the research project. Outside lab expenses were also higher for the three months ended March 31, 2006 because clinic revenue was higher compared to the current year.

Selling, General and Administrative Expenses

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Selling, General &
Administrative Expenses	$497,809	$467,797

S,G&A (as a % of revenue)	1,164.7%	75.5%

Selling, general and administrative expenses during the three months ended March 31, 2007 was $30,012 higher than selling, general and administrative expenses for the three months ended March 31, 2006. This is partly due to decreased expenses related to the elimination of the medical services. Additionally, decreased salaries and benefits related to the elimination of the public relations department in August, 2006 are partially responsible for this decline. For the three months ended March 31, 2006, the significant components of selling, general and administrative expenses consisted of the following: $149,587 in expenses related to payroll related costs, $73,794 in rent expense, $39,325 in depreciation expense, $30,150 in consultant fees, $26,373 in commercial insurance expenses, and $11,192 in costs related to systems and technology. The significant components of selling, general and administrative expenses for the three months ended March 31, 2007 include: $134,500 in expenses related to securing debt financing, $75,342 in expenses related to payroll related costs, $67,796 in rent expense, $26,897 in depreciation expense, $16,360 in public relations expenses, and $9,830 in commercial insurance expenses.

Net Loss

	For the three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Net (Loss)	($483,353)	($59,874)
% of Revenue	-1,130.8%	-9.7%

The increase in net loss is mainly due to the lack of any revenues from research, studies and trials, publishing and television in the three months ended March 31, 2007, in addition to a significant decrease in Clinic revenue in the three months ended March 31, 2007. In addition, the decrease in revenues was proportionally greater than the related decrease in cost of goods for the three months ended March 31, 2007.

The total revenue from media activities of $291,361 for the three months ended March 31, 2006 includes the following: publishing revenue of $171,975 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’) and $119,386 revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 4 weekly shows produced out of 8 shows to be produced in total). The Company conducted a research project in the three months ended March 31, 2006. This study produced a net profit of $108,180. The Company also recognized Royalty revenue of $32,902 which had no costs associated with it. By comparison, in the three months ended March 31, 2007, the Company recognized only $20,276 in clinic revenue and $22,466 of royalty revenue.

The company also recognized other income of $36,166 for the three months ended March 31, 2007, which includes: $21,000 of sublease income and $15,166 of seminar and conference income, which relates to the refund of expenses previously paid to the conference organizer. Other income for the three months ended March 31, 2006, included public relations revenue of $12,000. The company no longer provides public relations service.

Liquidity and Capital Resources

At March 31, 2007, we had current assets of $299,475 consisting of cash and cash equivalents of $140,964 and other current assets of $158,511. At March 31, 2007, we also had current liabilities of $1,258,781 consisting of accounts payable of $81,146 and other current liabilities of $1,177,635. This resulted in a net working capital at March 31, 2007 of ($959,306). During the three months ended March 31, 2007, we used cash in operating activities of $261,639.

On March 7, 2007, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Promissory Note is due on October 5, 2007, with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Promissory Note.

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

RISK FACTORS

Other than with respect to the following risk factor, which has been updated and restated in its entirety below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-KSB for the year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-QSB as filed with the Securities and Exchange Commission. With respect to this discussion, the terms “Berman Center,”  “Company”, "we," "us," and "our" refer to the registrant, Berman Center, Inc., and our wholly owned subsidiary, Berman Health and Media, Inc.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. Our losses for the three month period ended March 31, 2007 and March 31, 2006 were $483,353 and $59,874, respectively. Revenue from clinic operations, our historic primary source of revenue, for the three month period ended March 31, 2007 decreased by $97,334 as compared to the three month ended March 31, 2006. The decrease is due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Furthermore, effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

BERMAN CENTER, INC. (Registrant)

Date: May 17, 2007	By:	/s/ Laura A. Berman
Laura A. Berman, LCSW, PHD. Chief Executive Officer and President (Principal Executive Officer)