Form 10QSB
period 2007-06-30
BERMAN CENTER, INC.
filed 2007-08-20
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 35,662,488 shares (excluding Escrow Shares, as defined below) outstanding of registrant’s common stock, par value $.001 per share, as of August 20, 2007.

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

The results for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

BERMAN CENTER, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

Assets
(Substantially Pledged)
Current Assets:
Cash	$45,450
Accounts Receivable	6,636
Deposits	123,938
Inventory	4,452
Other Receivables, Related Party	7,056
Total Current Assets	63,594

Other Assets - Deposits	123,938

Property and Equipment - Net	281,199

Total Assets	$468,731

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$120,365
Deferred Revenue	110,150
Accrued Expenses	563,444
Convertible Notes Payable	485,000
Capital Leases - Current	5,463
Total Current Liabilities	$1,284,422

Long-Term Liabilities:
Capital Leases - Non-Current	2,651
Deferred Rent	167,563
Total Long-Term Liabilities	170,214

Total Liabilities	1,454,636

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
0 shares outstanding	0
Common Stock, $0.001 par value, 100,000,000 shares authorized
34,506,932 shares outstanding	34,507
Additional paid-in Capital	5,836,958
Accumulated (Deficit)	(6,857,370)
Total Stockholders' Equity (Deficit)	(985,905)

Total Liabilities and Stockholders' Equity (Deficit)	$468,731

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue - Clinics	$20,276	$110,999	$47,782	$228,609
- Seminars and Conferences	-	193,375	-	193,375
- Research, Studies and Trials	-	-	-	177,500
- Publishing	-	428	252	172,402
- Television	-	116,687	-	236,073
- Royalty	22,466	20,668	47,035	53,571
- Other	15,166	31,000	15,166	43,000
Total Revenue	57,908	473,157	110,235	1,104,530

Cost of Services:
Clinics	51,446	155,893	113,077	309,725
Seminars and Conferences	-	425,690	-	425,690
Research, Studies and Trials	-	-	-	69,320

Total Cost of Services	51,446	581,583	113,077	804,735

Gross Profit (Loss)	6,462	(108,426)	(2,842)	299,795

Selling, General & Administrative Expenses	476,809	474,169	802,882	941,966

(Loss) from Operations	(470,347)	(582,595)	(805,724)	(642,171)

Interest Expense	13,008	685	38,988	983

Net (Loss)	$(483,355)	$(583,280)	$(844,712)	$(643,154)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted-Average Shares Outstanding	34,380,338	31,501,933	34,045,495	31,452,555

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from (to) Operating Activities:
Net (Loss)	$(844,712)	$(643,154)

Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:

Depreciation and Amortization	54,587	78,649
Placement Fees	141,867	-
(Increase) Decrease in
Accounts Receivable	10,519	5,041
Deposits	41,313	56,313
Other Receivables, Related Party	5,629	-
Prepaid Expenses and Other Current Assets	-	(25,418)
Inventory	5,036	(4,828)
Increase (Decrease) in
Accounts Payable and Accrued Expenses	58,451	175,430
Deferred Revenue	110,000	(178,283)
Deferred Rent	3,030	16,152

Net Cash (Used in) Operating Activities	(414,280)	(520,098)

Cash Flows from (to) Financing Activities:
Proceeds from Issuance of Convertible Note Payable	285,000	-
Proceeds from Issuance of Common Stock	-	388,750
Payments on Capital Leases	(4,877)	(6,849)
Net Cash Provided by Financing Activities	280,123	381,901

Net (Decrease) in Cash and Cash Equivalents	(134,157)	(138,197)

Cash and Cash Equivalents, Beginning of Period	179,607	753,087

Cash and Cash Equivalents, End of Period	$45,450	$614,890

Cash paid for interest expense	$-	$-

Supplemental schedule of non-cash investing and financing activities

On March 7, 2007, the company issued 800,000 shares to Hunter World Markets as the placement agent. The shares are valued at $112,000.

On May 25, 2007, the company issued 213,333 shares to Hunter World Markets as the placement agent. The shares are valued at $29,866.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the period ended June 30, 2007, the Company incurred a net loss of $844,712 and had a working capital deficit. In addition, the Company had an accumulated deficit of $6,857,370 at June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Enterprise

In prior years the Company had been a development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company emerged from development stage during 2006 by executing its plan to develop sources of multimedia revenue. Prior to emergence from development stage status, nominal revenues were derived from research studies, publishing or television.

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

Stock-Based Compensation

The Company adopted Statements of Financial Accounting Standards (”SFAS”) No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.

The Company did not record any stock-based compensation expense during the six months ended June 30, 2007 and 2006 as all employee stock options were fully vested prior to the adoption of SFAS 123R.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the periods ended June 30, 2007 and 2006 were $31,501 and $7,464, respectively.

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

The significant components of the provision for income taxes at June 30, 2007 and 2006 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Other Receivables, Related Party at June 30, 2007 were $7,056.  This amount consists primarily of rent revenue due from Empower Public Relations, LLC (“Empower”) under the Agreement to Sublease, net of amounts expensed for public relations services (see Public Relations Agreement below).  Empower is owned solely by Samuel P. Chapman, Chairman of the Board of Directors and former CEO of Berman Center, Inc., and shares office space with the Company.  Other minor amounts include miscellaneous incidental expenses paid by the Company for Empower during its initial establishment phase.

Agreement to Sublease

On October 1, 2006 the Company entered into a month-to-month sublease agreement with Empower Public Relations, LLC. Rental payments are $7,000 per month and the sublease can terminate at either party’s discretion with advance notice.

The sublease revenue is recorded in selling, general and administrative expenses as a reduction to the rent expense.

Public Relations Agreement

In November 2006 the Company entered into an agreement with Empower Public Relations whereby they will perform public relations services to procure local and national media recognition of Berman Center as well as to generate new business opportunities. Fees of $5,000 are due monthly and the agreement can terminate at any time at the discretion of the Company.

The costs of the public relations agreement with Empower are netted against the sublease revenue on a monthly basis. The remaining $2,000 receivable difference is held in the Other Receivables, Related Party account until paid by Empower.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consisted of the following:

Equipment	$241,503
Furniture and fixtures	190,587
Leasehold improvements	253,786
685,876

Less accumulated depreciation and amortization	404,677

Total	$281,199

Depreciation and amortization expense for the six months ended June 30, 2007 and 2006 was $54,587 and $78,649, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On October 6, 2006, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the term of the Promissory Note is one year with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Promissory Note.

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

On March 7, 2007, the Company executed a Secured Convertible Promissory Note (the “Second Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company. The terms of the Second Promissory Note provide that, among other things: (i) the Second Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Second Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Second Promissory Note.

In connection with the Second Promissory Note, the Company issued to the Affiliate and its designee an aggregate of 800,000 shares of the Company’s common stock valued at $112,000.

On May 25, 2007, the Company executed a Secured Convertible Promissory Note (the “Third Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $60,000 to the Company. The terms of the Third Promissory Note provide that, among other things: (i) the Third Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Third Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Third Promissory Note.

In connection with the Third Promissory Note, the Company issued to the Affiliate and its designee an aggregate of 213,333 shares of the Company’s common stock valued at $29,866.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. A $250,000 letter of credit was originally required to provide credit support for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At June 30, 2007 the cash deposit balance held by the landlord was $123,938. Total rent expense incurred for the periods ended June 30, 2007 and 2006 was $97,915, which is net of $42,000 sublease revenue, and $144,300 respectively.
At June 30, 2007 the Company is obligated under a capital equipment lease for office equipment. The capital lease was calculated using a 4.0% interest rate per annum. The monthly capital lease payment is $533,and terminates December 2008.

Future minimum lease payments under operating and capital leases at June 30, 2007 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2007	$124,584	$3,199
2008	$255,448	$6,398
2009	$263,064	$-
2010	$270,946	$-
2011	$279,038	$-
Thereafter	$786,352	$-
Total Minimum Lease Payments	$1,979,432	$9,597

Less Amounts Representing Interest		$1,483
		$8,114

Less Current Portion		$5,463

Long-Term Portion		$2,651

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

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

On May 25, 2007, the company completed the following transaction:

•	Issued 213,333 shares to a placement agent valued at $29,866.

On March 7, 2007, the company completed the following transaction:

•	Issued 800,000 shares to a placement agent valued at $112,000.

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

NOTE 9 - SUBSEQUENT EVENTS

On July 9, 2007, the Company executed a Secured Convertible Promissory Note (the “Fourth Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $25,000 to the Company. The terms of the Fourth Promissory Note provide that, among other things: (i) the Fourth Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Fourth Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Fourth Promissory Note.

On August 16, 2007, the Company executed a Secured Convertible Promissory Note (the “Fifth Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $300,000 to the Company. The terms of the Fifth Promissory Note provide that, among other things: (i) the Fifth Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Fourth Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, (iv) Hunter Fund will have automatic and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Fifth Promissory Note, and (v) Hunter Fund is entitled to penalty shares if the Company does not file a registration statement, within 10 days of the execution date of the Tifth Promissory Note, covering the securities issued or issuable in the Fourth Promissory Note and the Fifth Promissory Note.

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

Clinical services accounted for 43% and 21% respectively for the six months ended June 30, 2007 and 2006. Revenue from clinic operations for the six months ended June 30, 2007 decreased by $180,827 as compared to the six months ended June 30, 2006. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

We generate additional revenue from medical education courses. There was no revenue from education courses or seminars for the six months ended June 30, 2007, although revenue from education courses or seminars did account for 18% of our revenue for the six months ended June 30, 2006. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. At the present time, there are no plans to continue these programs due to the significant costs involved prior to the realization of revenues.

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

We entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, tracks three couples' progress through intensive couples’ therapy at the Berman Center over a one-week period. There have been nine such weekly episodes to date. The Showtime Network picked up the series in September 2005 and premiered the show on July 21, 2006. We were entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments were guaranteed by Showtime Network for the first season of the show. Showtime Network was not obligated to renew the show for a second season and eventually chose not to do so. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public. The Showtime series failed to secure a sufficient audience and our programming was canceled. The revenues we anticipated generating from television programming will substantially decline unless the show is picked up by another network. Interest has been expressed by other networks but terms have not been discussed to renew the program. During the six months ended June 30, 2006, the Company had earned total television revenue of $236,073 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series.

We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. The website has been earning nominal, yet steadily increasing, revenues since February 2006. In addition to subscription revenue, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share or royalty of the revenue of the product line paid to California Exotics. For the six months ended June 30, 2007 and 2006 we recognized revenue of $47,035 and $53,571, respectively from such royalties.

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

Comparison of the Three Months ended June 30, 2007 to the Three Months ended June 30, 2006

Revenue

	For the three months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Clinic revenue	$20,276	$110,999
Seminars and conferences	-	193,375
Publishing	-	428
Television	-	116,687
Royalty	22,466	20,668
Other	15,166	31,000
Total Revenue	$57,908	$473,157

Revenue from clinic operations for the three months ended June 30, 2007, decreased by $90,723 as compared to the three months ended June 30, 2006, from $110,999. This is primarily due to the discontinuation of medical services which occurred on July 27, 2006. These additional services were responsible for a substantial portion of the revenue and patient flow. Seminar and conferences revenue was generated by two conferences the company hosted. Seminar and conferences revenue for the three months ended June 30, 2006 was $193,375. In comparison, there was no revenue for these activities during the three months ended June 30, 2007. Royalty revenue is derived from arrangements with the company’s manufacturer and distributor for the company’s line of products (royalties are based on a percentage of products sold). Revenue for the three months ended June 30, 2006, also included $428 in publishing revenue, $116,687 from production of a television series, $20,668 of royalty revenue, and $31,000 of other revenue. As a result, total revenue in the three months ended June 30, 2007 decreased by $415,249 from the previous year.

Cost of Goods Sold

	For the three months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Clinics	$51,446	$155,893
Conference expense	-	425,690
	$51,446	$581,583

Gross Margin	$6,462	$(108,426)

Gross Margin %	11.2%	-22.9%

Cost of goods sold during the three months ended June 30, 2007 was $530,137 lower than cost of goods sold during the three months ended June 30, 2006. This is due mainly to higher staffing levels for the three months ended June 30, 2006 as compared to the three months ended June 30, 2007. It should be noted that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. The majority of the clinic related costs were associated with the medical services. Consequently, the costs of services decreased significantly after this date. Another reason for higher cost of goods sold in the three months ended June 30, 2006 is due to expenses related to the two conferences the Company hosted during the three months ended June 30, 2006. The total conference expenses for the two conferences were $425,690. By comparison, there were no conference expenses for the three months ended June 30, 2007.

Selling, General and Administrative Expenses

	For the three months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Selling, General &
Administrative Expenses	$476,809	$474,169

SG&A (as a % of revenue)	823.4%	100.2%

Selling, general and administrative expenses during the three months ended June 30, 2007 was $2,640 higher than selling, general and administrative expenses for the three months ended June 30, 2006. The significant components of selling, general and administrative expenses for the three months ended June 30, 2006 include: $178,501 in expenses related to payroll related costs, $71,781 in rent expense, $39,324 in depreciation expense, $41,233 in consultant fees, $26,500 in audit fees, $26,601 in legal fees, $25,496 in supplies, utilities, postage and subscriptions and $23,514 in commercial insurance expenses. The significant components of selling, general and administrative expenses for the three months ended June 30, 2007 include: $57,087 in expenses related to payroll related costs, $83,173 in legal expenses, $30,704 in audit expenses, $30,119 in rent expense, which is net of $21,000 sublease revenue, $27,690 in depreciation expense, and $15,141 in public relations expenses.

Interest Expense

	For the three months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Expense	$13,008	$685

Interest Expense (as a % of revenue)	22.5%	0.1%

Interest expense during the three months ended June 30, 2007 was $12,323 higher than interest expense for the three months ended June 30, 2006. This is mostly due to interest charges related to debt financing secured after October, 2006. The Company did not have any debt financing prior to October, 2006.

Net Loss

	For the three months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Net (Loss)	($483,355)	($583,280)
% of Revenue	-834.7%	-123.3%

The decrease in net loss is mainly due to the lack of any costs from seminars and conferences in the three months ended June 30, 2007, in addition to a significant decrease in Clinic expenses in the three months ended June 30, 2007.

During the three months ended June 30, 2006, the Company hosted two conferences that generated $193,375 in revenue. The total revenue from television of $116,687 for the three months ended June 30, 2006 includes revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 4 weekly shows produced out of 8 shows to be produced in total). The Company also recognized Royalty revenue of $20,668 which had no costs associated with it, and $428 in publishing revenue. By comparison, in the three months ended June 30, 2007, the Company recognized $20,276 in clinic revenue, $0 in publishing revenue, and $22,466 of royalty revenue.

The company also recognized other income of $15,166 for the three months ended June 30, 2007, which relates to the receipt of hotel commissions for to the conferences held in 2006. Other income for the three months ended June 30, 2006, included public relations revenue of $31,000. The company no longer provides public relations service.

Comparison of the Six Months ended June 30, 2007 to the Six Months ended June 30, 2006

Revenue

	For the six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Clinic revenue	$47,782	$228,609
Seminars and conferences	-	193,375
Research, studies and trials	-	177,500
Publishing	252	172,402
Television	-	236,073
Royalty	47,035	53,571
Other	15,166	43,000
Total Revenue	$110,235	$1,104,530

Total revenue decreased significantly in the six months ended June 30, 2007, to $110,235 as compared to $1,104,530 for the six months ended June 30, 2006. This is primarily due to the revenue generated by the two conferences the company hosted, the Media activities performed by the company and a research study conducted in the six months ended June 30, 2006. Revenue from clinic operations for the six months ended June 30, 2007, decreased by $180,827 as compared to the six months ended June 30, 2006. The decrease is due to a decline in the demand for our clinic services as compared to the same period from the previous year. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats.

There was a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

Revenue for the six months ended June 30, 2006, also included $451,475 in Media revenue, which breaks down as follows: publishing revenue of $172,402 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’); $233,373 of revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 8 weekly shows produced in total); public relations revenue of $43,000 (this revenue is generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $2,700 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show. In comparison, there was only Media revenue of $252 for the six months ended June 30, 2007, related to magazine publications of excerpts from Dr. Berman’s books. The Company earned Research revenue of $177,500 in the six months ended June 30, 2006. The research project focused on sexual intimacy and was sponsored by Johnson & Johnson. There was no research revenue for the six months ended June 30, 2007. Royalty revenue for the six months ended June 30, 2006, was $53,571. By comparison, there was Royalty revenue of $47,035 for the six months ended June 30, 2007. Royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold. As such, the aforementioned revenue activities comprise the $994,295 decrease in revenue for the six months ended June 30, 2007, as compared to the same period in 2006.

Expenses

Cost of Goods Sold

	For the six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Clinics	$113,077	$309,725
Conference expense	-	425,690
Research, studies and trials	-	69,320
	$113,077	$804,735

Gross Margin	$(2,842)	$299,795

Gross Margin %	-2.6%	27.0%

Cost of goods sold during the six months ended June 30, 2007, was $691,658 lower than cost of goods sold during the six months ended June 30, 2006. This is due mainly to expenses related to the two conferences the Company hosted during the six months ended June 30, 2006. The total conference expenses for the two conferences were $425,690. By comparison, there were no conference expenses for the six months ended June 30, 2007. Also, there were higher staffing levels for the six months ended June 30, 2006, as compared to the six months ended June 30, 2007. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. As a consequence, staff reductions and other reduced medical service costs resulted in diminished clinic cost of goods sold. Another reason for higher cost of goods sold in the six months ended June 30, 2006, is due to research expenses of $69,320. These expenses represent outside costs incurred associated with the sexual intimacy study conducted by the company in the six months ended June 30, 2006. The Company earned revenue of $177,500 on the research project. By comparison, there was no research expenses in the six months ended June 30, 2007.

For the six months ended June 30, 2006, cost of services consisted of $291,159 in payroll related costs, conference expenses of $425,690, outside lab fees of $18,566 and research expenses of $69,320. For the six months ended June 30, 2007, cost of services consisted of $106,966 in payroll related costs, and independent contractor costs of $6,112.

Selling, General and Administrative Expenses

	For the six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Selling, General &
Administrative Expenses	$802,882	$941,966

SG&A (as a % of revenue)	728.3%	85.3%

Selling, general and administrative expenses during the six months ended June 30, 2007, was $139,084 lower than selling, general and administrative expenses for the six months ended June 30, 2006. This is mainly due to decreased payroll and benefits expenses related to the elimination of the public relations department and the discontinuation of medical services in July, 2006. Other areas of substantial decreases under selling, general and administrative expenses include commercial insurance expense, depreciation expense, and consulting expense. Few selling, general and administrative expenses increased significantly, including legal expenses and expenses related to securing debt financing.

The significant components of selling, general and administrative expenses for the six months ended June 30, 2006 include: $328,086 in expenses related to payroll related costs, $145,575 in rent expense, $78,649 in depreciation expense, $85,850 in consultant and broker fees, $49,888 in commercial insurance expenses, $46,456 in supplies, utilities, postage and subscriptions, $30,804 in public relations and travel and entertainment expenses, $73,122 in audit fees, $61,850 in legal fees, $10,724 in filing fees, $4,500 in stock transfer agent fees, and $12,476 in costs related to systems and technology.

For the six months ended June 30, 2007, the significant components of selling, general and administrative expenses consisted of the following: $132,429 in payroll related costs, $141,866 in expenses related to securing debt financing, $97,915 in rent expense, which is net of $42,000 sublease revenue, $121,843 in legal expenses, $54,587 in depreciation expense, and $31,368 in public relations and advertising expense.

Interest Expense

	For the six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Expense	$38,988	$983

Interest Expense (as a % of revenue)	35.4%	0. 089%

Interest expense during the six months ended June 30, 2007 was $38,005 higher than interest expense for the three months ended June 30, 2006. This is mostly due to interest charges related to debt financing secured after October, 2006. The Company did not have any debt financing prior to October, 2006.

Net Loss

	For the six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Net (Loss)	(844,712)	($643,154)
% of Revenue	-766.3%	-58.2%

Net loss increased from $643,154 in the six months ended June 30, 2006, to $844,712 for the six months ended June 30, 2007. The negative change is mainly due to the significant decrease in media revenue from the six months ended June 30, 2006. The total media revenue for the six months ended June 30, 2007, was $252 related to magazine publications of excerpts from Dr. Berman’s books. The total revenue from media activities for the six months ended June 30, 2006, of $451,475 breaks down as follows: publishing revenue of $172,402 (primarily from the release of Dr. Berman’s new book ‘The Passion Prescription’); $233,373 revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 8 weekly shows produced in total) and public relations revenue of $43,000 (this revenue was generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $2,700 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show. The losses the Company incurred during the six months ended June 30, 2006 would have been significantly less had the Company not have hosted the two conferences. The losses from hosting the two conferences during the six months ended June 30, 2006 were $232,315. The losses incurred from the conferences were primarily due to an insufficient number of registrants attending the conferences. No such conferences were held during the six months ended June 30, 2007. The Company conducted a research project in the six months ended June 30, 2006. This study produced a net profit of $108,180. There was no such research project in the six months ended June 30, 2007. The Company also recognized royalty revenue of $47,035 during the six months ended June 30, 2007 which had no costs associated with it. By comparison, in the six months ended June 30, 2006, the Company recognized only $53,571 in royalty revenue. For the six months ended June 30, 2007, the Company also recognized $15,166 related to the receipt of hotel commissions related to the conferences held in 2006. For the six months ended June 30, 2006, cost of services amounted to $804,735 resulting in a positive gross margin of $299,795. Selling, general and administrative expenses and interest expense totaled $941,966 which resulted in a net loss for the six months ended June 30, 2006, of $643,154.

For the six months ended June 30, 2007, cost of services amounted to $113,077 resulting in a negative gross margin of $2,842. Selling, general and administrative expenses and interest expense totaled $802,882 which resulted in a net loss for the six months ended June 30, 2007 of $844,712.

Liquidity and Capital Resources

At June 30, 2007, we had current assets of $53,594 consisting of cash and cash equivalents of $45,450 and other current assets of $18,144. At June 30, 2007, we also had current liabilities of $1,284,422 consisting of accounts payable of $120,365 and other current liabilities of $1,164,057. This resulted in a net working capital deficit at June 30, 2007 of ($1,220,828). During the six months ended June 30, 2007, we used cash in operating activities of $414,280.

On March 7, 2007, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Promissory Note is due on October 5, 2007, with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Promissory Note.

On May 24, 2007, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $60,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Promissory Note is due on October 5, 2007, with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Promissory Note.

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

The Company engaged AJ. Robbins, P.C., as the Company’s independent registered public accounting firm as of January 17, 2007.

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

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. Our losses for the six months ended June 30, 2007 and June 30, 2006 were $844,712 and $642,171, respectively. Revenue from clinic operations, our historic primary source of revenue, for the six month period ended June 30, 2007 decreased by $180,827 as compared to the six month ended June 30, 2006. The decrease is due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Furthermore, effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

BERMAN CENTER, INC. (Registrant)

Date: August 20 2007	By:	/s/ Laura A. Berman
Laura A. Berman, LCSW, PHD. Chief Executive Officer and President (Principal Executive Officer)