Form 10QSB/A
period 2007-06-30
BERMAN CENTER, INC.
filed 2007-08-21
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

BERMAN CENTER, INC.
FORM 10-QSB QUARTERLY REPORT

Explanatory Note

This amended Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2007 is being filed by Berman Center, Inc. (the “Company”) for the purposes of correcting information contained in the Financial Statements and Management’s Discussion and Analysis or Plan of Operation of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 originally filed by the Company on August 20, 2007. The corrections pertain to an inadvertent error in recording deposits in the balance sheet and an inadvertent error in presentation of cash and current assets in the Liquidity and Capital Resource section.

Except as required to reflect the effects of the corrections above, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB. Accordingly, this Form 10-QSB/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-QSB or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on August 20, 2007.

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

BERMAN CENTER, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

Assets
(Substantially Pledged)
Current Assets:
Cash	$45,450
Accounts Receivable	6,636
Inventory	4,452
Other Receivables, Related Party	7,056
Total Current Assets	63,594

Property and Equipment - Net	281,199

Other Assets - Deposits	123,938

Total Assets	$468,731

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$120,365
Deferred Revenue	110,150
Accrued Expenses	563,444
Convertible Notes Payable	485,000
Capital Leases - Current	5,463
Total Current Liabilities	$1,284,422

Long-Term Liabilities:
Capital Leases - Non-Current	2,651
Deferred Rent	167,563
Total Long-Term Liabilities	170,214

Total Liabilities	1,454,636

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
0 shares outstanding	0
Common Stock, $0.001 par value, 100,000,000 shares authorized
34,506,932 shares outstanding	34,507
Additional paid-in Capital	5,836,958
Accumulated (Deficit)	(6,857,370)
Total Stockholders' Equity (Deficit)	(985,905)

Total Liabilities and Stockholders' Equity (Deficit)	$468,731

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

On August 16, 2007, the Company executed a Secured Convertible Promissory Note (the “Fifth Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $300,000 to the Company. The terms of the Fifth Promissory Note provide that, among other things: (i) the Fifth Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Fourth Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, (iv) Hunter Fund will have automatic and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Fifth Promissory Note, and (v) Hunter Fund is entitled to penalty shares if the Company does not file a registration statement, within 10 days of the execution date of the Fifth Promissory Note, covering the securities issued or issuable in the Fourth Promissory Note and the Fifth Promissory Note.

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

Liquidity and Capital Resources

At June 30, 2007, we had current assets of $63,594 consisting of cash and cash equivalents of $45,450 and other current assets of $18,144. At June 30, 2007, we also had current liabilities of $1,284,422 consisting of accounts payable of $120,365 and other current liabilities of $1,164,057. This resulted in a net working capital deficit at June 30, 2007 of ($1,220,828). During the six months ended June 30, 2007, we used cash in operating activities of $414,280.

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