Form 10QSB
period 2007-09-30
BERMAN CENTER, INC.
filed 2007-11-14
CIK 876160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 35,662,488 shares (excluding Escrow Shares, as defined below) outstanding of registrant’s common stock, par value $.001 per share, as of November 14, 2007.

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

The results for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2006.

BERMAN CENTER, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

Assets
(Substantially Pledged)
Current Assets:
Cash	$83,603
Accounts Receivable	9,527
Inventory	4,399
Other Receivables, Related Party	13,470
Total Current Assets	110,999

Property and Equipment - Net	257,351

Long - Term Assets:
Deposits	$125,632
Total Long - Term Assets	125,632

Total Assets	$493,982

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$72,307
Deferred Revenue	110,150
Accrued Expenses	631,717
Convertible Notes Payable	810,000
Capital Leases - Current	5,463
Total Current Liabilities	1,629,637

Long-Term Liabilities:
Capital Leases - Non-Current	1,264
Deferred Rent	168,475
Total Long-Term Liabilities	169,739

Total Liabilities	1,799,376

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $0.001par value, 25,000,000 shares authorized
0 shares outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized
35,662,488 shares outstanding	35,662
Additional paid-in Capital	5,998,647
Accumulated (Deficit)	(7,339,703)
Total Stockholders' Equity (Deficit)	(1,305,394)

Total Liabilities and Stockholders' Equity (Deficit)	$493,982

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006 (unaudited)

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue- Clinics	$34,569	$39,287	$82,352	$267,897
- Seminars and Conferences	-	149,184	-	342,559
- Research, Studies and Trials	-	-	-	177,500
- Publishing	-	425	252	172,827
- Television	-	1,130	-	237,203
- Royalty	33,363	27,769	80,398	81,340
- Other	-	31,000	15,166	74,000
Total Revenue	67,932	248,795	178,168	1,353,325

Cost of Services:
Clinics	59,625	65,377	172,703	375,102
Seminars and Conferences	-	254,370	-	680,060
Research, Studies and Trials	-	-	-	69,320

Total Cost of Services	59,625	319,747	172,703	1,124,482

Gross Profit (Loss)	8,307	(70,952)	5,465	228,843

Selling, General & Administrative Expenses	372,523	407,044	1,218,510	1,349,005

(Loss) from Operations	(364,216)	(477,996)	(1,213,045)	(1,120,162)

(Loss) on Disposal of Assets	-	102,496	-	102,496

Interest Expense	76,114	319	114,000	1,303

Net (Loss)	$(440,330)	$(580,811)	$(1,327,045)	$(1,223,961)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted-Average Shares Outstanding	34,895,531	32,101,022	34,403,847	31,870,782

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006 (unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Cash flows from (to) Operating Activities:
Net (Loss)	$(1,327,045)	$(1,223,961)

Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:

Loss on Disposal of Equipment	-	102,496
Depreciation and Amortization	78,047	116,011
Placement Fees	304,711
(Increase) Decrease in
Accounts Receivable	8,418	(13,255)
Deposits	39,618	56,313
Other Receivables, Related Party	(785)
Prepaid Expenses and Other Current Assets	-	42,703
Inventory	4,299	(615)
Increase (Decrease) in
Book Overdraft	-
Accounts Payable and Accrued Expenses	82,005	213,277
Deferred Revenue	110,000	(204,258)
Accrued Payroll	(3,350)	(38,402)
Deferred Rent	3,942	18,873

Net Cash (Used in) Operating Activities	(700,140)	(930,819)

Cash Flows from (to) Investing Activities:
Purchase/Sale of Property and Equipment	-	5,500
Proceeds from Sale of Asset	400	-
Net Cash Provided by (Used in) Investing Activities	400	5,500

Cash Flows from (to) Financing Activitites:
Proceeds from Exercise of Warrants	-	-
Proceeds from Issuance of Convertible Note Payable	610,000	-
Proceeds from Issuance of Common Stock	-	388,750
Payments on Capital Leases	(6,263)	(9,913)
Net Cash Provided by Financing Activities	603,737	378,837

Net (Decrease) in Cash and Cash Equivalents	(96,003)	(546,482)

Cash and Cash Equivalents, Beginning of Period	179,606	753,087

Cash and Cash Equivalents, End of Period	$83,603	$206,605

Supplemental schedule of non-cash investing and financing activities

On March 7, 2007, the company issued 800,000 shares to Hunter World Markets as the placement agent. The shares are valued at $112,000.

On May 25, 2007, the company issued 213,333 shares to Hunter World Markets as the placement agent. The shares are valued at $29,866.

On July 9, 2007, the company issued 88,889 shares to Hunter World Markets as the placement agent. The shares are valued at $12,444.

On August 16, 2007, the company issued 1,066,667 shares to Hunter World Markets as the placement agent. The shares are valued at $150,400.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the nine months ended September 30, 2007, the Company incurred a net loss of $1,327,045 and had a working capital deficit. In addition, the Company had an accumulated deficit of $7,339,703 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Radio and other media revenue represents advertising revenue earned from sponsors who advertise on the Dr. Laura Berman Radio Show, royalties from products licensed by the Company and publishing of books. Dr. Berman is not paid for hosting her radio show. When such revenue is generated, it is recognized when it is earned, the services are performed and collection is probable.

Television revenue represents revenue earned from appearances Dr. Berman has made on Fox News in the Morning and from the weekly taping and production of the reality television show ‘Sexual Healing’ which aired on the Showtime cable channel. When such revenue is generated, it is recognized when it is earned, the services are performed and collection is probable.

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

The Company did not record any stock-based compensation expense during the nine months ended September 30, 2007 and 2006 as all employee stock options were fully vested prior to the adoption of SFAS 123R.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the periods ended September 30, 2007 and 2006 were $46,583 and $16,600, respectively.

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

The significant components of the provision for income taxes at September 30, 2007 and 2006 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.

Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets

Deferred Rent

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Other Receivables, Related Party at September 30, 2007 were $13,470.  This amount consists primarily of rent revenue due from Empower Public Relations, LLC (“Empower”) under the Agreement to Sublease, net of amounts expensed for public relations services (see Public Relations Agreement below).  Empower is owned solely by Samuel P. Chapman, Chairman of the Board of Directors and former CEO of Berman Center, Inc., and shares office space with the Company.  Other minor amounts include miscellaneous incidental expenses paid by the Company for Empower during its initial establishment phase.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consisted of the following:

Equipment	$241,503
Furniture and fixtures	190,187
Leasehold improvements	253,786
685,476

Less accumulated depreciation and amortization	428,125

Total	$257,351

Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $78,047 and $116,011, respectively.

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

In connection with the Fourth Promissory Note, the Company issued to the Affiliate and its designee an aggregate of 88,889 shares of the Company’s common stock valued at $12,444.

On August 16, 2007, the Company executed a Secured Convertible Promissory Note (the “Fifth Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $300,000 to the Company. The terms of the Fifth Promissory Note provide that, among other things: (i) the Fifth Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the note is due October 5, 2007 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Fifth Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Fifth Promissory Note.

In connection with the Fifth Promissory Note, the Company issued to the Affiliate and its designee an aggregate of 1,066,667 shares of the Company’s common stock valued at $150,400.

NOTE 6 - CONVERTIBLE NOTES PAYABLE (Continued)

Hunter Fund and the Company have agreed to an extension of the due date of the original Promissory Note and associated Second, Third, Fourth and Fifth Promissory Notes, which were all due on October 5, 2007, but have not yet agreed to the exact terms of this extension.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. A $250,000 letter of credit was originally required to provide credit support for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At September 30, 2007 the cash deposit balance held by the landlord was $123,938. Total rent expense incurred for the periods ended September 30, 2007 and 2006 was $146,618, which is net of $63,000 sublease revenue, and $213,256 respectively.

At September 30, 2007 the Company is obligated under a capital equipment lease for office equipment. The capital lease was calculated using a 4.0% interest rate per annum. The monthly capital lease payment is $533, and terminates December 2008.

Future minimum lease payments under operating and capital leases at September 30, 2007 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2007	$63,477	$1,599
2008	$260,188	$6,398
2009	$267,804	$-
2010	$274,896	$-
2011	$279,038	$-
Thereafter	$786,352	$-
Total Minimum Lease Payments	$1,931,755	$7,997

Less Amounts Representing Interest		$1,270
		$6,727

Less Current Portion		$5,463

Long-Term Portion		$1,264

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

On August 14, 2006, Dr. Berman agreed to forego payment of her salary for an indefinite period of time. In addition, Samuel Chapman, the former Chief Executive Officer of the Company, who does not currently have an employment agreement with the Company, agreed to forego his salary for an indefinite period of time. On January 23, 2007, the Board of Directors voted to reinstate the salaries of Dr. Berman and Mr. Chapman, effective immediately.

On February 15, 2007, Samuel Chapman, the former Chief Executive Officer and Chairman of the Board of Directors of Berman Center, Inc., resigned from his position as Chief Executive Officer effective as of March 1, 2007. Mr. Chapman retained his position as Chairman of the Board of Directors of the Company. Upon the effective date of Mr. Chapman’s resignation, Dr. Laura Berman replaced Mr. Chapman as the Chief Executive Officer of the Company. Dr. Berman also retained her titles as President and a Director.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

On August 16, 2007, the company completed the following transaction:

•	Issued 1,066,667 shares to a placement agent valued at $150,400.

On July 9, 2007, the company completed the following transaction:

•	Issued 88,889 shares to a placement agent valued at $12,444.

On May 25, 2007, the company completed the following transaction:

•	Issued 213,333 shares to a placement agent valued at $29,866.

On March 7, 2007, the company completed the following transaction:

•	Issued 800,000 shares to a placement agent valued at $112,000.

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

NOTE 9 - SUBSEQUENT EVENTS

As of October 1, 2007, the Company has entered into an agreement with Advanced Pain Centers to sublet a portion of its office that was currently unused. The Company will receive $6,500 per month for the first twelve months which will be netted against rent expense. The monthly rent will increase 3% per year in future years.

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

Clinical services accounted for 46% and 20% of our revenue respectively for the nine months ended September 30, 2007 and 2006. Revenue from clinic operations for the nine months ended September 30, 2007 decreased by $185,545 as compared to the nine months ended September 30, 2006. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It is management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats.

We generate additional revenue from medical education courses. There was no revenue from education courses or seminars for the nine months ended September 30, 2007, although revenue from education courses or seminars did account for 25% of our revenue for the nine months ended September 30, 2006. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. At the present time, there are no plans to continue these programs due to the significant costs involved prior to the realization of revenues.

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

We entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, tracks three couples' progress through intensive couples’ therapy at the Berman Center over a one-week period. There have been eight such weekly episodes to date. The Showtime Network picked up the series in September 2005 and premiered the show on July 21, 2006. We were entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments were guaranteed by Showtime Network for the first season of the show. Showtime Network was not obligated to renew the show for a second season and eventually chose not to do so. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public. The Showtime series failed to secure a sufficient audience and our programming was canceled. The revenues we anticipated generating from television programming will substantially decline unless the show is picked up by another network. Interest has been expressed by other networks but terms have not been discussed to renew the program. During the nine months ended September 30, 2006, the Company had earned total television revenue of $237,203 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series.

We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. The website has been earning nominal, yet steadily increasing, revenues since February 2006. In addition to subscription revenue, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share or royalty of the revenue of the product line paid to California Exotics. For the nine months ended September 30, 2007 and 2006 we recognized revenue of $80,398 and $81,340, respectively from such royalties.

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

Comparison of the Three Months ended September 30, 2007 to the Three Months ended September 30, 2006

Revenue

	For the three months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Clinic revenue	$34,569	$39,287
Seminars and conferences	-	149,184
Publishing	-	425
Television	-	1,130
Royalty	33,363	27,769
Other	-	31,000
Total Revenue	$67,932	$248,795

Revenue from clinic operations for the three months ended September 30, 2007, decreased by $4,718 as compared to the three months ended September 30, 2006, from $39,287. This is primarily due to the discontinuation of medical services which occurred on July 27, 2006. These additional services were responsible for a substantial portion of the revenue and patient flow. Seminar and conferences revenue was generated by a conference the company hosted. Seminar and conferences revenue for the three months ended September 30, 2006 was $149,184. In comparison, there was no revenue for these activities during the three months ended September 30, 2007. Royalty revenue is derived from arrangements with the company’s manufacturer and distributor for the company’s line of products (royalties are based on a percentage of products sold).  Revenue for the three months ended September 30, 2006, also included $425 in publishing revenue, $1,130 from television appearances, $27,769 of royalty revenue, and $31,000 of other revenue. As a result, total revenue in the three months ended September 30, 2007 decreased by $180,863 from the previous year.

Cost of Goods Sold

	For the three months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Clinics	$59,625	$65,377
Conference expense	-	254,370
	$59,625	$319,747

Gross Margin	$8,307	$(70,952)

Gross Margin %	12.2%	-28.5%

Cost of goods sold during the three months ended September 30, 2007 was $260,122 lower than cost of goods sold during the three months ended September 30, 2006. This is due mainly to higher staffing levels for the three months ended September 30, 2006 as compared to the three months ended September 30, 2007. It should be noted that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. The majority of the clinic related costs were associated with the medical services. Consequently, the costs of services decreased significantly after this date. Another reason for higher cost of goods sold in the three months ended September 30, 2006 is due to expenses related to a conference the Company hosted during the three months ended September 30, 2006. The total conference expenses were $254,370. By comparison, there were no conference expenses for the three months ended September 30, 2007.

Selling, General and Administrative Expenses

	For the three months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Selling, General &
Administrative Expenses	$372,523	$407,044

SG&A (as a % of revenue)	548.3%	163.6%

Selling, general and administrative expenses during the three months ended September 30, 2007 was $34,521 lower than selling, general and administrative expenses for the three months ended September 30, 2006. The significant components of selling, general and administrative expenses for the three months ended September 30, 2006 include: $136,590 in expenses related to payroll related costs, $67,681 in rent expense, $37,362 in depreciation expense, $26,355 in consultant fees, $31,568 in audit fees, $8,416 in legal fees, $22,667 in supplies, utilities, postage and subscriptions and $29,695 in commercial insurance expenses. The significant components of selling, general and administrative expenses for the three months ended September 30, 2007 include: $45,720 in expenses related to payroll related costs, $48,703 in rent expense, which is net of $21,000 sublease revenue, $23,448 in depreciation expense, $19,653 in legal expenses, $19,022 in audit expenses, and $15,083 in public relations expenses.

Other Expenses

	For the three months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Other Expenses	$-	$102,496

During the three months ended September 30, 2006 the company discontinued the medical services portion of the clinic’s business. As such, the Company has disposed of the related medical equipment including ultrasounds and neural scanners. The $102,496 consists of a realized loss of $24,432 on the sale of equipment and a loss of $78,064 on the disposition of the remaining equipment. There are no such Other Expenses for the related period in 2007.

Interest Expense

	For the three months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Expense	$76,114	$319

Interest Expense (as a % of revenue)	112%	0.1%

Interest expense during the three months ended September 30, 2007 was $75,795 higher than interest expense for the three months ended September 30, 2006. This is mostly due to interest charges related to debt financing secured after October, 2006. The Company did not have any debt financing prior to October, 2006.

Net Loss

	For the three months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Net (Loss)	$(440,330)	$(580,811)

% of Revenue	-648.2%	-233.4%

The decrease in net loss is mainly due to the lack of any costs from seminars and conferences in the three months ended September 30, 2007, in addition to a significant decrease in Clinic expenses in the three months ended September 30, 2007.

The losses the Company incurred during the three months ended September 30, 2006 would have been significantly less had the Company not hosted the conference. The losses from hosting the conference during the three months ended September 30, 2006 were $105,186. The losses incurred from the conferences were primarily due to an insufficient number of registrants attending the conferences.

For the three months ended September 30, 2007, cost of services amounted to $59,625 resulting in a gross margin of $8,307. Selling, general and administrative expenses and interest expense totaled $372,523, and Interest expense totaled $76,114 which resulted in a net loss for the three months ended September 30, 2007 of $440,330.

Comparison of the Nine Months ended September 30, 2007 to the Nine Months ended September 30, 2006

Revenue

	For the nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Clinic revenue	$82,352	$267,897
Seminars and conferences	-	342,559
Research, studies and trials	-	177,500
Publishing	252	172,827
Television	-	237,203
Royalty	80,398	81,340
Other	15,166	74,000
Total Revenue	$178,168	$1,353,325

Total revenue decreased significantly in the nine months ended September 30, 2007, to $178,168 as compared to $1,353,325 for the nine months ended September 30, 2006. This is primarily due to the revenue generated by the three conferences the company hosted, the Media activities performed by the company and a research study conducted in the nine months ended September 30, 2006. Revenue from clinic operations for the nine months ended September 30, 2007, decreased by $185,545 as compared to the nine months ended September 30, 2006. The decrease is due to a decline in the demand for our clinic services as compared to the same period from the previous year. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue as a result of this change along with a decrease in clinic costs and expenses. The Company earned Research revenue of $177,500 in the nine months ended September 30, 2006. The research project focused on sexual intimacy and was sponsored by Johnson & Johnson. There was no research revenue for the nine months ended September 30, 2007.

Revenue for the nine months ended September 30, 2007, also included $252 in Publishing revenue, related to magazine publications of excerpts from Dr. Berman’s books. Royalty revenue for the nine months ended September 30, 2007, was $80,398. Royalty revenue is derived from arrangements with our manufacturer and distributor for our line of products for which royalties are based on a percentage of products sold. The company also recorded $15,166 in Other revenue for the nine months ended September 30, 2007. Revenue for the nine months ended September 30, 2006 also included $484,030 in Media revenue, which breaks down as follows: publishing revenue of $172,827 (primarily from the release of Dr. Berman’s book ‘The Passion Prescription’); $234,075 of revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 8 weekly shows produced in total); public relations revenue of $74,000 (this revenue was generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $3,128 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show and on The View. As such, the aforementioned revenue activities comprise the $1,175,157 decrease in revenue for the nine months ended September 30, 2007, as compared to the same period in 2006.

Cost of Goods Sold

	For the nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Clinics	$172,703	$375,102
Conference expense	-	680,060
Research, studies and trials	-	69,320
	$172,703	$1,124,482

Gross Margin	$5,465	$228,843

Gross Margin %	3.1%	16.9%

Cost of goods sold during the nine months ended September 30, 2007, was $951,779 lower than cost of goods sold during the nine months ended September 30, 2006. This is due mainly to expenses related to the three conferences the Company hosted during the nine months ended September 30, 2006. The total conference expenses for the three conferences were $680,060. By comparison, there were no conference expenses for the nine months ended September 30, 2007. Also, there were higher staffing levels for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2007.  It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. As a consequence, staff reductions and other reduced medical service costs resulted in diminished clinic cost of goods sold. Another reason for higher cost of goods sold in the nine months ended September 30, 2006, is due to research expenses of $69,320. These expenses represent outside costs incurred associated with the sexual intimacy study conducted by the company in the nine months ended September 30, 2006. The Company earned revenue of $177,500 on the research project. By comparison, there was no research expenses in the nine months ended September 30, 2007.

For the nine months ended September 30, 2006, cost of services consisted of $353,791 in payroll related costs, conference expenses of $680,060, outside lab fees of $21,311, and research expenses of $69,320. For the nine months ended September 30, 2007, cost of services consisted of $162,298 in payroll related costs, outside service fees of $10,405.

Selling, General and Administrative Expenses

	For the nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Selling, General &
Administrative Expenses	$1,218,510	$1,349,005

SG&A (as a % of revenue)	683.4%	99.7%

Selling, general and administrative expenses during the nine months ended September 30, 2007, was $130,495 lower than selling, general and administrative expenses for the nine months ended September 30, 2006. This is mainly due to decreased payroll and benefits expenses related to the elimination of the public relations department and the discontinuation of medical services in July, 2006. Other areas of substantial decreases under selling, general and administrative expenses include commercial insurance expense, depreciation expense, and consulting expense. Few selling, general and administrative expenses increased significantly, including legal expenses and expenses related to securing debt financing.

The significant components of selling, general and administrative expenses expense for the nine months ended September 30, 2006 include: $464,677 in expenses related to payroll related costs, $213,256 in rent expense, $116,011 in depreciation expense, $112,206 in consultant and broker fees, $79,583 in commercial insurance expenses, $69,123 in supplies, utilities, postage and subscriptions, $16,600 in public relations and travel and entertainment expenses, $104,690 in audit fees, $70,266 in legal fees, $19,038 in filing fees, $6,750 in stock transfer agent fees, and $24,129 in costs related to systems and technology.

For the nine months ended September 30, 2007, the significant components of selling, general and administrative expenses consisted of the following: $178,148 in payroll related costs, $372,211 in expenses related to securing debt financing, $146,618 in rent expense, which is net of $63,000 sublease revenue, $124,744 in legal expenses, $78,036 in depreciation expense, and $46,583 in public relations and advertising expense.

Other Expenses

	For the nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Other Expenses	$-	$102,496

During the nine months ended September 30, 2006 the company discontinued the medical services portion of the clinic’s business. As such, the company has disposed of the related medical equipment including ultrasounds and neural scanners. The $102,496 consists of a realized loss of $24,432 on the sale of equipment and a loss of $78,064 on the disposition of the remaining equipment. There are no such Other Expenses for the related period in 2007.

Interest Expense

	For the nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Expense	$114,000	$1,303

Interest Expense (as a % of revenue)	64%	0.1%

Interest expense during the nine months ended September 30, 2007 was $112,697 higher than interest expense for the nine months ended September 30, 2006. This is mostly due to interest charges related to debt financing secured after October, 2006. The Company did not have any debt financing prior to October, 2006.

Net Loss

	For the nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Net (Loss)	(1,327,045)	($1,223,961)
% of Revenue	-744.8%	-90.4%

Net loss increased from $1,223,961 in the nine months ended September 30, 2006, to $1,327,045 for the nine months ended September 30, 2007. The negative change is mainly due to the significant decrease in media revenue from the nine months ended September 30, 2006. The total media revenue for the nine months ended September 30, 2007, was $252 related to magazine publications of excerpts from Dr. Berman’s books. The total revenue from media activities for the nine months ended September 30, 2006, of $484,030 breaks down as follows: publishing revenue of $172,827 (primarily from the release of Dr. Berman’s book ‘The Passion Prescription’); $234,075 revenue from the production of the Showtime television series entitled ‘Sexual Healing’ (this revenue represents 8 weekly shows produced in total) and public relations revenue of $74,000 (this revenue was generated by the Company’s public relation employees spending a portion of their time providing public relation services to outside clients and invoicing those clients for these services); and $3,128 of revenue for television appearances by Dr. Laura Berman on the Fox News in the Morning TV show and on The View. The losses the Company incurred during the nine months ended September 30, 2006 would have been significantly less had the Company not have hosted the three conferences. The losses from hosting the three conferences during the nine months ended September 30, 2006 were $337,501. The losses incurred from the conferences were primarily due to an insufficient number of registrants attending the conferences. No such conferences were held during the nine months ended September 30, 2007. The Company conducted a research project in the nine months ended September 30, 2006. This study produced a net profit of $108,180. There was no such research project in the nine months ended September 30, 2007. The Company also recognized royalty revenue of $80,398 during the nine months ended September 30, 2007 which had no costs associated with it. By comparison, in the nine months ended September 30, 2006, the Company recognized $81,340 in royalty revenue. For the nine months ended September 30, 2007, the Company also recognized $15,166 related to the receipt of hotel commissions related to the conferences held in 2006.

For the nine months ended September 30, 2006, cost of services amounted to $1,124,482 resulting in a positive gross margin of $228,843. Selling, general and administrative expenses totaled $1,349,005, Other expenses totaled $102,496, and Interest expense totaled $1,303 which resulted in a net loss for the nine months ended September 30, 2006 of $1,223,961.

For the nine months ended September 30, 2007, cost of services amounted to $172,703 resulting in a positive gross margin of $5,465. Selling, general and administrative expenses totaled $1,218,510 and Interest expense totaled $114,000 which resulted in a net loss for the nine months ended September 30, 2007 of $1,327,045.

Liquidity and Capital Resources

At September 30, 2007, we had current assets of $110,999 consisting of cash and cash equivalents of $83,603 and other current assets of $27,396. At September 30, 2007, we also had current liabilities of $1,629,637 consisting of accounts payable of $72,307 and other current liabilities of $1,557,330. This resulted in a net working capital deficit at September 30, 2007 of ($1,518,638). During the nine months ended September 30, 2007, we used cash in operating activities of $700,140.

On March 7, 2007, the Company executed a Secured Convertible Promissory Note (the “Second Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company. The terms of the Second Promissory Note provide that, among other things: (i) the Second Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Second Promissory Note is due on October 5, 2007, with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Second Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Second Promissory Note.

On May 24, 2007, the Company executed a Secured Convertible Promissory Note (the “Third Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $60,000 to the Company. The terms of the Third Promissory Note provide that, among other things: (i) the Third Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Third Promissory Note is due on October 5, 2007, with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Third Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Third Promissory Note.

On July 9, 2007, the Company executed a Secured Convertible Promissory Note (the “Fourth Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $25,000 to the Company. The terms of the Fourth Promissory Note provide that, among other things: (i) the Fourth Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Fourth Promissory Note is due on October 5, 2007, with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Fourth Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Fourth Promissory Note.

On August 16, 2007, the Company executed a Secured Convertible Promissory Note (the “Fifth Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $300,000 to the Company. The terms of the Fifth Promissory Note provide that, among other things: (i) the Fifth Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Fifth Promissory Note is due on October 5, 2007, with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Fifth Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Fifth Promissory Note.

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

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. Our losses for the nine months ended September 30, 2007 and September 30, 2006 were $1,327,045 and $1,223,961, respectively. Revenue from clinic operations, our historic primary source of revenue, for the nine month period ended September 30, 2007 decreased by $185,545 as compared to the nine months ended September 30, 2006. The decrease is due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Furthermore, effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats.

There is no guarantee that our losses will decrease. We plan to reduce expenses should our future revenue not materialize as expected. If our revenues grow more slowly than anticipated or if our operating expenses exceed expectations, we will continue to operate at a loss and may not be able to achieve or maintain profitability.

We have failed to make payments under our $810,000 secured promissory notes that were due in October 2007, hence we are in default and could lose all of our assets at the discretion of the lender, which could cause our business to fail.

On October 6, 2006, we executed a Secured Convertible Promissory Note (the "Promissory Note") in favor of Hunter Fund LTD. ("Hunter Fund"), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to us. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is secured by all of the assets of our company and our wholly-owned subsidiary, (ii) the term of the Promissory Note is one year with an interest rate per annum of 15%, (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of our common stock that are issuable upon conversion of the Promissory Note. We entered into a similar $225,000 note in 2007 (the "2007 Note") that is due the same date as the previous note. On May 24, 2007, the 2007 Note was amended increasing the Note by $60,000. On July 9, 2007, the 2007 Note was amended increasing the Note by $25,000. On August 16, 2007, the 2007 Note was amended increasing the Note by $300,000. We failed to make payments under the Promissory Notes, and are currently in default, hence Hunter Fund may exercise its rights to seize all of the assets of our Company, which would have a material adverse effect on our business and could cause us to declare bankruptcy. However, we and Hunter Fund have agreed to an extension of the due date of the Promissory Note, Secondary Promissory Note and each of the amendments, although we have not yet agreed to the exact terms of the extension.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, our management, with the participation of our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As discussed under Part I - Item 2, "Liquidity and Capital Resources" above, in October 2006, the Company entered into a Secured Convertible Promissory Note with Hunter Fund LTD ("Hunter Fund"), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to us with an interest rate of 15% per annum (the "Promissory Note"). On March 7, 2007, the Company executed a Secured Convertible Promissory Note (the “Second Promissory Note”) in favor of Hunter Fund, pursuant to which Hunter Fund agreed to lend the principal amount of $225,000 to the Company with an interest rate of 15% per annum. On May 24, 2007, the Company amended the Second Promissory Note, increasing the amount by $60,000. On July 9, 2007, the Company amended the Secondary Promissory Note, increasing the amount by $25,000. On August 16, 2007, the Company amended the Secondary Promissory Note, increasing the amount by $300,000. The Promissory Note, Secondary Promissory Note and each of the amendments were due on October 5, 2007. As the Company has not paid the pending principal or the accrued interest it remains currently in default under the terms of the Promissory Note, Secondary Promissory Note and each of the amendments. The Company remains in negotiations with Hunter Fund to extend or otherwise restructure the terms of the Promissory Note, Secondary Promissory Note and each of the amendments.

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

BERMAN CENTER, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Laura A. Berman
Laura A. Berman, LCSW, PHD.
Chief Executive Officer and President (Principal Executive Officer)