Form 10KSB
period 2007-12-31
BERMAN CENTER, INC.
filed 2008-06-20
CIK 876160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007

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

State issuer’s revenue for its most recent fiscal year: $351,665

The aggregate market value of the Company’s shares of voting and non-voting stock held by non-affiliates of the Company at June 10, 2008, computed by reference to the price at which the average bid and asked price of the Company’s common stock, was $14,691,410. The Company’s shares of common stock are quoted in the Pink Sheets under the symbol "BRMC." No established trading market for the Company’s common stock has developed and management believes that the bid and ask price of the shares may not accurately reflect the value of the Company.

The number of shares outstanding of the issuer’s common equity as of June 10, 2008 was 36,788,527.

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

These risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

•	Our history of losses and our inability to continue operations;

•	Resignation of numerous directors;

•	Our inability to recruit and retain qualified personnel;

•	Our continued exposure to product liability claims after we discontinue our business operations;

•	The uncertainty of an established public trading market for our securities; and

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

ADDITIONAL INFORMATION

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with the Exchange Act, we file annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports, and other information are available for inspection and copying at the regional offices, the public reference facilities and the website of the Securities and Exchange Commission referred to below.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Subsequent Events

On June 9, 2008, the Company announced it will cease all business operations and wind down the affairs of the business. The statements below pertain to the historical business of the Company.

Overview

We expect to cease business operations and wind down our business affairs. We are currently a health center for women focused on female sexual health and menopause management. Dr. Laura Berman, our President and former Chief Executive Officer, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University.

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

Clinical services accounted for 29% and 21% of our revenue for the years ended December 31, 2007 and 2006, respectively. Revenue from clinic operations for the year ended December 31, 2007 decreased by $189,815 as compared to the year ended December 31, 2006. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There continues to be a decrease in clinic revenue as a result of this change, and the decrease in clinic costs is not proportional to that of the related revenue. It was management’s intention to maintain the emphasis of the clinic’s business on talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats. Management’s current intention is to cease all business operations.

In the past, we also generated additional revenue from medical education courses. We held continuing medical education courses, which accounted for 0% and 25% of our revenue for the years ended December 31, 2007 and 2006, respectively. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consisted of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. Furthermore, the revenue generated from our clinical services and medical education courses accounted for approximately 29% and 47% of our revenue for the years ended December 31, 2007 and 2006, respectively. At the present time, there are no plans to continue these courses due to the significant costs involved prior to the realization of revenues and due to management's intention to wind down all business operations.

In addition to clinical services and medical education courses, we generated revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. Total revenue of $172,857 from the book was recognized for the year ended December 31, 2006. During the year ended December 31, 2007, the company received $110,000 from Braun Media for the production of a DVD series featuring Dr. Berman. In addition to these payments, we have received nominal royalty payments received in connection with the two books that Dr. Berman co-authored prior to the execution of her employment agreement. Costs that we incurred in connection with book publishing primarily consisted of internal payroll expenses for our staff writer who assisted Dr. Berman in authorship of the book. Our writer’s annual salary was approximately $75,000 at the time, but she has since resigned. There were no costs associated with the DVD series except for Dr. Berman’s time. On December 19, 2007, the company signed a contract with Dorling Kindersley, Ltd., to publish Dr. Berman’s new book, Real Sex for Real Women.

We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series produced by View Film Productions for the Showtime Network. The show, which was entitled Sexual Healing, tracked three couples' progress through intensive couples therapy at the Berman Center over a one-week period. There were nine such weekly episodes to date. The Showtime Network picked up the series in September 2005 and premiered the show on July 21, 2006. We were entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments were guaranteed by Showtime Network for the first season of the show. Showtime Network was not obligated to renew the show for a second season and eventually chose not to do so because the series failed to secure a sufficient audience, resulting in the cancellation of our program. During the year ended December 31, 2006, we earned total revenue of $263,251 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series. The pilot show, not counted as one of these eight episodes, was produced in 2005. There were no such television revenues during the year ended December 31, 2007, and as we intend to wind down our business affairs, we do not anticipate television revenues this year.

We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. The website has been earning revenues since February 2006. In addition to subscription revenue, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% royalty of the net revenue of the product line paid to California Exotics. For the years ended December 31, 2007, and December 31, 2006, we recognized revenue of $122,277 and $117,334, respectively from such royalties.

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

Sources of Revenue

The following table sets forth our revenue by each of our activities for the years ended December 31, 2007 and December 31, 2006:

	For The Year	For The Year
	Ended	Ended
	December 31, 2007	December 31, 2006
- Clinics	$103,728	$293,543
- Seminars and Conferences	-	348,084
- Research, Studies and Trials	-	177,500
- Publishing	110,494	172,857
- Television	-	263,251
- Royalty	122,277	117,334
- Other	15,166	14,000
Total Revenue	$351,665	$1,386,569

Our Clinic

Our principal source of revenue has been from the clinical services that we provide out of our downtown Chicago clinic. The goal of our clinical services is to improve our patients’ quality of life, health and relationships. In the past, we had provided medical services as a part of our clinical services. Medical services had historically accounted for a majority of our revenues. We discontinued the medical services portion of our business on July 27, 2006 and shifted the focus of clinical services to talk therapy and individual and couples therapy retreats.  The medical services that were discontinued included medical treatments related to hormonal management, physical sexual functions, menopausal symptoms relief, nerve function, physical sensory impairment, and genital blood flow abnormalities. Our clinical services currently include talk therapy performed by licensed clinical social workers, nutritional counseling and yoga classes. We plan to discontinue our clinical services as we expect to cease business operations and wind down our business affairs.

Clinical services accounted for 29% and 21% of our revenue for the years ended December 31, 2007 and 2006, respectively. Revenue from clinic operations for the year ended December 31, 2007 decreased by $189,815 as compared to the year ended December 31, 2006.  The decrease is primarily due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. There continues to be a decrease in clinic revenue as a result of this change, and the decrease in clinic costs is not proportional to that of the related revenue. It is management’s intention to discontinue clinic services.

We do not accept insurance, as the majority of the services provided are not covered by third party reimbursement. Our practitioners do not accept Medicare or Medicaid for the services rendered at the clinic. Collection of fees for services occurs at the time of visit. Costs related to revenues generated from clinical services primarily consist of internal payroll expenses for clinical staff. Management expects to cease all business operations and wind down all affairs of the business because we do not have sufficient working capital to satisfy our currently existing payroll and credit obligations.

Continuing Medical Education Courses

In September 2004, we commenced hosting “Women’s Sexual Health State-of-the-Art Series” through Northwestern Memorial Hospital’s Continuing Medical Education Office. This meeting was targeted to a national group of health care professionals (e.g., nurses, therapists, physicians) who were interested in, or currently treating female sexual function complaints. The course emphasized on the evaluation, diagnosis, and treatment of female sexual function complaints, including pelvic pain, perimenopause and menopause, sexual challenges of special populations of women, and couples issues. The courses continued through 2006. None were held in 2007.

The continuing medical education courses accounted for 0% and 25% of our revenue for the years ended December 31, 2007 and 2006, respectively. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. At the present time, there are no plans to continue these programs due to the significant costs involved prior to the realization of revenues and our current plan to discontinue all of our business operations.

Books and Publishing

Dr. Berman is an author. Her first book, For Women Only: A Revolutionary Guide to Reclaiming Your Sex Life achieved a ranking on the New York Times Best Seller’s List when it was released in 2001, and is now available in paperback. Her second book, Secrets of the Sexually Satisfied Woman, was promoted in a nationwide multimedia tour. A third book, Passion Prescription, was released in January 2006. On December 19, 2007, the company signed a contract with Dorling Kindersley, Ltd., to publish Dr. Berman’s new book, Real Sex for Real Women. In addition to being a source of revenue, we believe that Dr. Berman’s books will serve as a marketing vehicle for Dr. Berman and our company, in addition to enhancing the clinic’s reputation.

Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s last book was released in January 2006 and total revenue of $166,874 from the book was recognized for the year ended December 31, 2006. In addition to the payment that we received in connection with The Passion Prescription, we have received various smaller amounts of publishing revenue from a few magazine companies for allowing them to publish excerpts of Dr. Berman’s book in their respective magazines. Costs that we incurred in connection with book publishing primarily consisted of internal payroll expenses for our staff writer who assisted Dr. Berman in authorship of a book. Our writer’s annual salary was approximately $75,000. During the year ended December 31, 2007, the company received $110,000 from Braun Media for the filming of a DVD series featuring Dr. Berman. The company also received some smaller amounts of publishing revenue from a few magazine companies for allowing them to publish excerpts of Dr. Berman’s books in their respective magazines.

Reality Series

We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series produced by View Film Productions for the Showtime Network. The show, which was entitled Sexual Healing, tracked three couples' progress through intensive couples’ therapy at the Berman Center over a one-week period. Pursuant to the terms of the agreement, we were entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. There were nine such weekly episodes. The ShowTime Network picked up the series in September 2005 and premiered the show on July 21, 2006. Showtime Network had the option to renew the show for a second season but in January 2007 Showtime informed us that it was declining to renew the show. During the year ended December 31, 2006, we earned total revenue of $263,251 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series. The revenues we anticipated generating from television programming substantially declined and are not expected to renew because our management expects to cease all business operations and wind down all business affairs. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public. There were no such television revenues during the year ended December 31, 2007, and we don't anticipate any further television revenues because our current plan to cease all of our business operations.

Other Media Outlets

Newspaper and Magazine Columns. Dr. Berman currently writes columns that are published in the Chicago Sun-Times, which we believe provided exposure for Dr. Berman and our company. Dr. Berman’s weekly Chicago Sun-Times column, “The Language of Love,” takes an entertaining, light-hearted approach to relationships and sex. The 500-word column is meant to be insightful, but accessible for the Monday-morning commuter to read. The column is also featured online at the Chicago Sun-Times website (www.suntimes.com), with an archive of columns from the previous six weeks. All revenue, if any, generated by Dr. Berman’s newspaper and magazine columns were remitted to our company pursuant to our employment agreement with Dr. Berman.

Internet Initiatives. We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman’s book The Passion Prescription. In addition to subscription revenue, the website offers for sale Dr. Berman’s line of Kegel exercise and sexual aid products called the Berman Center Intimate Accessories, which was created in partnership with California Exotics Novelties, LLC. The website has been earning revenues since February 2006.

Research and Clinical Trials

Our clinic has conducted research aimed at advancing the science of female sexuality and sexual dysfunction. In the past, we have generated revenue through research funding. We either received payments directly from the companies for which we conduct research studies, or the companies paid Dr. Berman who subsequently endorsed the payment to us. Our expenses related to conducting research and publishing related reports included paying fees to third parties for conducting surveys, if applicable, and the salary to our staff writer that assisted in preparing such publications. In the year ended December 31, 2006, the Company recorded $177,500 in revenue from research and clinical trials. We did not generate any revenue through research funding for the year ended December 31, 2007, and do not anticipate to generate further revenues because we expect to cease our business operations.

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

The clinical process begins with an initial examination of each new patient, which consists of a diagnosis from different clinicians utilizing therapeutic techniques. Our clinic is designed to be comfortable and inviting. Upon entering the clinic, the patient is directed to the waiting room or our resource library, whichever she prefers. Our resource library consists of computer resources, books and videos, handpicked by Dr. Berman, on all aspects of women’s emotional, relationship and sexual health. Prior to a patient’s visit they are provided with questionnaires, these questionnaires are completed when the visit occurs while the patient is in the waiting room or resource library. The questionnaires cover demographics, but are also part of the assessment for psychological factors impacting on sexual function--a depression inventory, a general stress scale, a sexual function scale, a relationship satisfaction scale, a body-image scale, and a genital self-image scale. The therapist reviews the questionnaires before interviewing the patient and is able to focus on and explore any possible issues during the evaluation. We plan to discontinue our clinical services as we expect to cease on business operations and wind down our business affairs.

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

Competition
The sexual health industry in the United States is extremely competitive and highly fragmented. We are unable to compete with a large number of organizations, most of which have significantly greater financial and marketing resources than we have, including large educational institutions, hospitals, health care providers, and other multi-program companies. As we do not possess sufficient working capital to operate our business, our management expects to cease our business operations and wind down our business affairs.

Legal Environment

The health care industry is subject to extensive regulation by the federal and state governments. The federal government regulates providers of health care goods and services primarily through the administration of the Medicare and Medicaid programs. The Medicaid program is primarily administered by the states in accordance with federal requirements. The services offered at our clinic are not subject to the regulatory requirements of the Medicare and Medicaid programs. In addition, the medical services that we provided prior to July 2006 were also not subject to these regulatory requirements.

In the past, we structured our arrangements with physicians to be in compliance with these federal and state health care laws and regulations. We do not currently employ any physicians. In the past we had entered into arrangements in which the physicians practice within our clinic but conduct their practices independently through a separate professional service entity. There were no physician’s agreements in place throughout 2007. Because neither the services provided by clinic employees nor the services of the independent physicians are billed to the Medicare or Medicaid programs, and the clinic generally does not provide designated health services, as that term is defined in the Stark Law, services rendered at the clinic generally do not fall within the scope of the Stark Law. We believe our current business plan is in compliance with applicable federal and state health care laws and regulations. However, in the event of a change in federal or state law or regulation, or in the event of a new interpretation or guidance of an applicable federal or state health care law or regulation, we intend to restructure as necessary to maintain compliance in a manner consistent with our overall business model until we cease our business operations.

Technology

Technology plays a significant role in the operations and finances of the business. We have created an internet presence, including a website complete with on-line scheduling capabilities, credit card payment abilities and important health information for women. A patient is able to log onto our website (www.bermancenter.com) and schedule her appointment on-the-spot. We believe it is important for a patient to be able to schedule in privacy and not have to speak to anyone if she chooses. Please note that the references to our websites in this report are textual references only. We do not incorporate the information on our website into this report, and you should not consider any information on, or that can be accessed through, our website as part of this report. Most importantly, it is management's expectation to cease all business operations due to a lack of working capital to meet our current payroll and credit obligations.

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

Dr. Berman already has had several online venues for content including Discovery Health Channel website at www.discovery.com/health, The Oprah Winfrey Show web site www.oprah.com, www.everydayhealth.com, http://health.yahoo.com/experts, the Today Show at www.msnbc.msn.com, www.suntimes.com, www.abcnews/gma.com, www.lifetimetv.com and www.drugstore.com.

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

Employees and Labor Relations

At December 31, 2007, we had four full-time employees. As of June 1, 2008, the company has no employees due to our inability to meet the payroll expense for our employees.

RISK FACTORS

We will cease operations and intend to wind down our business affairs. Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. With respect to this discussion, the terms “Berman Center,”  “Company”, "we," "us," and "our" refer to the registrant, Berman Center, Inc., and our wholly owned subsidiary, Berman Health and Media, Inc.

We have a history of losses and plan to cease all business operations because we do not have sufficient working capital to meet our current payroll and credit obligations.

We have incurred significant losses since we began our current operations in the female sexual health business in January 2003. Our losses for the year ended December 31, 2007 and 2006 were $1,430,597 and $1,347,245, respectively. Revenue from clinic operations, our historic primary source of revenue, for year ended December 31, 2007 decreased by $189,815 as compared to the year ended December 31, 2006. The decrease is due to the difficulties management has had in adding a meaningful increase to patient flow at the clinic. Management has implemented three price decreases for our clinic services since the opening of the clinic, which has also contributed to the decrease. Management implemented these price changes in an attempt to draw more patients to the clinic. In some months patient flow did in fact increase but overall not enough to cover the price changes. Furthermore, effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats.

Management expects to cease all business operations. We have insufficient working capital and were unable to secure additional financing. As we are unable to meet our current payroll and credit obligations, we expect to wind down our business affairs and operations.

We have discontinued the medical services portion of our business, which has historically accounted for a significant percentage of our revenues, and as we do not possess sufficient working capital, we expect to cease business operations and wind up affairs of the business.

Effective July 2006, the medical services portion of our clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. The medical services portion of our business has accounted for a significant portion of our revenues in the past and our business has experienced a decrease in clinic revenue as a result of this change. Although it was management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to generate clinic revenue by expanding talk therapy services and individual and couples therapy retreats, our Company does not possess sufficient working capital to continue business operations. Management expects to cease business operations and wind down the affairs of the business.

We failed to make payments under our $890,000 secured promissory notes that were due on May 1, 2008 and we are in default of these notes. We may fail to make payments under our $300,000 secured promissory note that is due August 1, 2008, or otherwise come in default of such notes, we could lose all of our assets, which could cause our business to fail.

On October 6, 2006, we executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $200,000 to us. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is secured by all of the assets of our company and our wholly-owned subsidiary, (ii) the term of the Promissory Note is one year with an interest rate per annum of 15%, (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of our common stock that are issuable upon conversion of the Promissory Note. We entered into a similar $225,000 note in March of 2007 that is due the same date as the previous note, subsequently amended multiple times to the sum of $765,000. Since we have failed to make payments under the Promissory Notes and are in default, Hunter Fund may exercise its rights to seize all of the assets of our company and you could lose your entire investment.

We need additional funds to continue our operations but no funds have been made available on acceptable terms or at all.

Despite our efforts to raise additional funds through public or private financing, strategic relationships or other arrangements to support our business operations, we have been unable to secure additional funding. Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2007 relative to our ability to continue as a going concern. Management expects to cease business operations and wind down the affairs of the business because the Company does not possess sufficient working capital to satisfy its existing payroll and credit obligations.

We have a limited amount of cash and have insufficient working capital, which may cause the company to file for bankruptcy protection.

We have limited financial resources and insufficient working capital. We may be required to file for bankruptcy protection.

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

In July 2006, we discontinued the medical services portion of our clinical services operations and shifted our focus to talk therapy and counseling. As a result, our revenue from clinical services decreased significantly. Management expects to cease business operations and wind down the affairs of the business because the Company does not possess sufficient working capital to satisfy its existing payroll and credit obligations. Because we no longer provide medical services and expect to cease our business operations, our historical financial information should not be construed as the basis from which to judge our future operations.

We may become involved in costly and time-consuming litigation over misused or misinterpreted advice.

A portion of our media focuses on giving advice in the therapeutic and medical realms. In delivering such advice, there is risk it will be improperly followed or improperly blamed for damage that a listener, viewer or reader may have suffered, and consequently we could be subject to lawsuits on that basis. It is possible that we may continue to be subject to the lawsuit after we have ceased all business operations. We do not currently carry a separate insurance policy for media liability coverage.

We may not carry a sufficient level of insurance to cover expenses and awards related to the malpractice claims and litigation, and if the claims or litigation relate to a period for which we carried no malpractice insurance, we would be solely responsible to pay for expenses and any award against us, which could have a negative effect on our business operations.

We may not currently carry a sufficient level of insurance coverage for professional liability and malpractice claims, and there is a period for which we carried no malpractice insurance. From the opening of our clinic in February 2004 to February 12, 2005, we carried professional liability and malpractice insurance with limits of $1,000,000 for each occurrence and $10,000,000 in the aggregate. In addition, since the opening of the clinic, all of our clinicians obtained individual malpractice insurance coverage for themselves through their respective associations for which we reimbursed them. However, our malpractice insurance coverage expired on February 12, 2005 and we did not purchase new malpractice insurance coverage again until July 18, 2005, with coverage limits of $1,000,000 for each occurrence and $3,000,000 in the aggregate. This coverage was still in effect through the year ended December 31, 2007. In addition, our new malpractice insurance policy does not provide retroactive coverage for any claims arising out of facts occurring prior to July 18, 2005. As a result, although there is no gap in malpractice coverage for our individual clinicians, there is a period of approximately five months where we were not covered by professional liability and malpractice insurance at an entity level. If we become subject to claims alleging the occurrence of malpractice during the five-month period we were not covered with malpractice insurance, we will be solely responsible to pay any related legal fees and damages as a result of the claim, without the benefit of insurance. Also, if we become subject to the claims that are covered by our malpractice insurance, and the costs and damages exceed the limits of $3,000,000 in aggregate and $1,000,000 for each occurrence, we would be responsible to pay for the excess. In either situation, we would incur significant expenses and losses.

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

We are exposed to claims that our products, in particular for the Berman Center Intimate Accessories Collection, have flaws or other defects that have caused personal or other injury, although we have not experienced any product liability claims to date. Berman Center Intimate Accessories Collection is our line of products that began selling in the beginning of September 2005. The Collection is a line of 12 Kegel exercises and sexual aid devices designed by Dr. Berman and manufactured and distributed by California Exotics Novelties, LLC in Chino, California.  Pursuant to our agreement, California Exotics, as licensee, must maintain product liability insurance in an amount not less than $3,000,000; and, the insurance policy names our company, officers, directors, agents, and employees as insured parties at the sole expense of California Exotics. We do not carry insurance coverage for product liability claims. Although we seek to limit our exposure to product liability claims by California Exotic’s liability insurance, if products sold by us or by our licensees cause personal injury, financial loss or other injury to our or our licensees’ customers, the customers, or our licensees, may seek damages or other recovery from us. If product liability claims against us are successful and exceed the insurance coverage provided by the policy purchased by California Exotics, or if coverage is denied by the insurance provider, we would be exposed to losses resulting from paying any uncovered claims.

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

We will not achieve the benefits we expected to result from the merger.

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

Management expects to cease business operations and wind down the affairs of the business because the Company does not possess sufficient working capital to satisfy its existing payroll and credit obligations.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to implement all of these governance measures. Although we have independent directors on our Board of Directors, we have not formed an audit committee. Although it was our intention to adopt a code of ethics in the future, we do not currently have any such intentions because we intend to cease all of our business operations and wind down our business affairs. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided.

There is no assurance of an established public trading market for our securities

Although our common stock is quoted in the Pink Sheets, a regular trading market for the securities may not be sustained in the future. Quotes for stocks listed in the Pink Sheets are not listed in the financial sections of newspapers and newspapers generally have very little coverage of stocks quoted solely in the Pink Sheets. Accordingly, prices for and coverage of securities quoted solely in the Pink Sheets may be difficult to obtain. In addition, stocks quoted solely in the Pink Sheets tend to have a limited number of market makers and a larger spread between the bid and ask prices than those listed on the NYSE, AMEX or NASDAQ exchanges. All of these factors may cause holders of our common stock to be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

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

For example, our Certificate of Incorporation authorizes our Board of Directors to issue up to 25,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

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

Substantial sales of our common stock in the public market, or the perception that such sales could occur, could result in the drop in the market price of our securities and make it more difficult for us to complete future equity financings on acceptable terms, if at all, by introducing a large number of sellers to the market. From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of June 10, 2008, 1% of our issued and outstanding shares of common stock was 359,114 shares. In addition, Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period.

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

To date, we have not declared or paid any cash dividends on our shares of common stock and currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future, especially in light of our insufficient working capital and our inability to satisfy our current payroll and credit obligations. As a result, you should not rely on an investment in our securities. You may not be able to resell your shares in our company at or above the price you paid for them.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2007.

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

	2007
	High	Low
4th Quarter	$1.30	$1.01
3rd Quarter	$4.00	$4.00
2nd Quarter	$4.00	$4.00
1st Quarter	$3.60	$1.60

	2006
	High	Low
4th Quarter	$1.75	$1.75
3rd Quarter	$3.00	$1.75
2nd Quarter	$2.00	$1.50
1st Quarter	$2.00	$2.00

On June 10, 2008, there were approximately 68 holders of record of our common stock. On June 10, 2008, the closing bid price for our common stock in the Pink Sheets was $.40 per share. No established trading market for our common stock has developed and management believes that the bid price of the shares may not accurately reflect the value of our company.

Dividend Policy

To our knowledge, we have never paid cash dividends on our common stock.  We do not anticipate that any cash dividends will be paid in the foreseeable future but expect to cease all business operations and wind down our business affairs.

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

Subsequent Events

On June 9, 2008, the Company announced it will cease all business operations and wind down the affairs of the business. The statements below pertain to the historical business of the Company.

Overview

We expect to cease all business operations and wind down our business affairs. We are currently a health center for women focused on female sexual health and menopause management. Dr. Laura Berman, our President and Chief Executive Officer, is a researcher in the field of women's sexual health. Dr. Berman, who is not a physician, earned her Master's in Clinical Social Work and Doctorate in Health Education and Therapy (specializing in human sexuality) at New York University.

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

Clinical services accounted for 29% and 21% of our revenue for the years ended December 31, 2007 and 2006, respectively. Revenue from clinic operations for the year ended December 31, 2007 decreased by $189,815 as compared to the year ended December 31, 2006. The decrease is primarily due to the difficulties management has encountered in maintaining or increasing patient flow at the clinic. It is important to note that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. There was a decrease in clinic revenue initially, as a result of this change, but there was also a decrease in clinic costs and expenses. It was management’s intention to shift the emphasis of the clinic’s business to talk therapy and expand these clinic services and to increase clinic revenue by expanding talk therapy services and individual and couples therapy retreats. It is important to note that management’s current intention is to cease all business operations.

Previously, we have also generated additional revenue from medical education courses. There was no revenue from education courses or seminars for the year ended December 31, 2007, although revenue from education courses or seminars did account for 25% of our revenue for the year ended December 31, 2006. We held our most recent medical education course on September 16 and 17, 2006. Costs for these revenues primarily consist of hotel charges for the rooms and audio-visual equipment as well as payments of honorariums to speakers at the seminar. At the present time, there are no plans to continue these programs due to the significant costs involved prior to the realization of revenues and due to management’s intention to cease all business operations.

In addition to clinical services and medical education courses, we generated revenue from books authored by Dr. Berman. Pursuant to our employment agreement with Dr. Berman dated June 16, 2005, her residual rights and her ongoing rights in her books are pledged to the Berman Center. Dr. Berman’s book The Passion Prescription, which is a do-it-yourself guide to sexual wellness, was released during January 2006. In connection with the book’s release, Dr. Berman received a final advance payment of $77,916, after deducting her literary agent’s commission, during January 2006; and, the payment has been paid to our company in accordance with Dr. Berman’s employment agreement.

Dr. Berman’s previous book was released in January 2006 and total revenue of $166,874 from the book is recognized for the nine months ended September 30, 2006. In addition to the payment that we received in connection with The Passion Prescription, we have received various smaller amounts of publishing revenue from a few magazine companies from allowing them to publish excerpts of Dr. Berman’s book in their respective magazines. Costs that we incurred in connection with book publishing primarily consisted of internal payroll expenses for our staff writer who assisted Dr. Berman in authorship of a book. Our writer’s annual salary was approximately $75,000 at the time, but she has since resigned. On December 19, 2007, the company signed a contract with Dorling Kindersley, Ltd., to publish Dr. Berman’s new book, Real Sex for Real Women. During the year ended December 31, 2007, the company also received $110,000 from Braun Media for the filming of a DVD series featuring Dr. Berman.

We entered into the television production business. We executed an agreement with Gantz Brothers' View Film Productions to furnish Dr. Laura Berman for a television series to be produced by View Film Productions for the Showtime Network. The show, which is entitled Sexual Healing, tracks three couples' progress through intensive couples’ therapy at the Berman Center over a one-week period. There have been nine such weekly episodes to date. The Showtime Network picked up the series in September 2005 and premiered the show on July 21, 2006. We were entitled to a payment from View Films Production equal to 10% of the production budgets paid by Showtime to View Film Productions. The production budget payments were guaranteed by Showtime Network for the first season of the show. Showtime Network was not obligated to renew the show for a second season and eventually chose not to do so. Television production is a speculative business because revenues and income depend primarily on the continued acceptance of that programming from the public. The Showtime series failed to secure a sufficient audience and our programming was canceled. The revenues we anticipated generating from television programming will substantially decline unless the show is picked up by another network. During the year ended December 31, 2006, we have earned total revenue of $263,251 and received payment for the eight weekly shows produced from our television production business in connection with the Showtime series. The pilot show, not counted as one of these eight episodes, was produced in 2005. There was no such television revenue for the year ended December 31, 2007 and no such revenue is expected because , management expects to cease all business operations and wind down our business affairs.

We entered into an agreement with Waterfront Media, Inc., an online publisher of self-help media, to create a subscription-based website featuring content from Dr. Laura Berman's book The Passion Prescription. The website has been earning nominal, yet steadily increasing, revenues since February 2006. In addition to subscription revenue, the website offers for sale Dr. Berman's line of Kegel exercise and sexual aid products under the brand name "Berman Center Intimate Accessories," which was created in partnership with California Exotics Novelties, LLC. Dr. Berman and our management team designed the products and California Exotics is distributing and managing the products. We are entitled to an 8% share or royalty of the revenue of the product line paid to California Exotics. For the years ended December 31, 2007, and December 31, 2006, we recognized revenue of $122,277 and $117,334, respectively from such royalties.

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

Although we report some earnings for the year ended December 31, 2007, we emphasize our current expectation to wind down our business affairs and cease all business operations due to insufficient working capital and our inability to meet our existing payroll and credit obligations.

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

Royalty revenue represents advertising royalties from products licensed by us. We earn revenue at times, from television appearances that are made by Dr. Berman and from the taping of a new reality television series called ‘Sexual Healing’ which aired on the Showtime cable channel. Publishing revenue represents revenue earned from releasing of a new book written by Dr. Berman. Revenue from research projects represent revenue generated from a study conducted by Dr. Berman. When such revenue is generated, we recognize the revenue when it is earned, the services are performed and collection is probable.

Results of Operations

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, any expected bad debts and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. It is important to note , however, that we expect to cease business operations and wind down our affairs of business because we do not have sufficient working capital to satisfy our existing payroll and credit obligations.

Comparison of the Year ended December 31, 2007 to the Year ended December 31, 2006

Revenue

	For the year ended December 31,
	2007	2006
Clinic revenue	$103,728	$293,543
Seminars and conferences	-	348,084
Research, studies and trials	-	177,500
Publishing	110,494	172,857
Television	-	263,251
Royalty	122,277	117,334
Other	15,166	14,000
Total Revenue	$351,665	$1,386,569

Revenue from clinic operations for the year ended December 31, 2007, decreased by $189,815 as compared to the year ended December 31, 2006, from $293,543. This is primarily due to the discontinuation of medical services which occurred on July 27, 2006. These additional services were responsible for a substantial portion of the revenue and patient flow. Seminars and conferences revenue was generated by a conference the company hosted. Seminar and conferences revenue for the year ended December 31, 2006, was $348,084. In comparison, there was no revenue for these activities during the year ended December 31, 2007. Royalty revenue is derived from arrangements with the company’s manufacturer and distributor for the company’s line of products (royalties are based on a percentage of products sold).  Revenue for the year ended December 31, 2007, also included $110,494 in publishing revenue, $122,277 of royalty revenue, and $15,166 of other revenue. As a result, total revenue in the year ended December 31, 2007 decreased by $1,034,904 from the previous year.

Cost of Goods Sold

	For the year ended December 31,
	2007	2006
Clinics	$236,119	$408,929
Seminars and conferences	-	564,604
Research, studies and trials	-	70,320
	$236,119	$1,043,853

Gross Margin	$115,546	$342,716

Gross Margin %	32.85%	24.72%

Cost of goods sold during the year ended December 31, 2007 was $807,734 lower than cost of goods sold during the year ended December 31, 2006. This is due mainly to higher staffing levels for the year ended December 31, 2006 as compared to the year ended December 31, 2007. It should be noted that effective July 27, 2006, the medical services portion of the clinic’s business was discontinued and the focus shifted to talk therapy and individual and couples therapy retreats. The majority of the clinic related costs were associated with the medical services. Consequently, the costs of services decreased significantly after this date. Another reason for higher cost of goods sold in the year ended December 31, 2006 is due to expenses related to three conferences the Company hosted during the year ended December 30, 2006. The total conference expenses were $564,604. By comparison, there were no conference expenses for the year ended December 31, 2007.

Selling, General and Administrative Expenses

	For the year ended December 31,
	2007	2006

Selling, General & Administrative Expenses	$1,452,440	$1,651,013

SG&A (as a % of revenue)	413.02%	119.07%

Selling, general and administrative expenses during the year ended December 31, 2007 was $198,573 lower than selling, general and administrative expenses for the year ended December 31, 2006. The significant components of selling, general and administrative expenses for the year ended December 31, 2006 include: $508,501 in payroll, payroll taxes and benefit costs, $280,966 in rent expense, $146,758 in depreciation expense, $121,934 in audit related expenses, $113,492 in broker and consulting costs, $94,283 in legal expenses and $93,189 in commercial insurance expenses. The significant components of selling, general and administrative expenses for the year ended December 31, 2007 include: $412,904 in placement fees related to debt financing, $225,698 in payroll, payroll taxes and benefit costs, $168,741 in legal expenses, $161,968 in rent expense, which is net of $61,500 sublease revenue, $136,780 in audit fees, and $96,317 in depreciation expense.

Other Income (Expenses)

	For the year ended December 31,
	2007	2006
Other Income (Expenses)	$(9,169)	$(30,863)

During the year ended December 31, 2006 the company discontinued the medical services portion of the clinic’s business. As such, the Company has disposed of the related medical equipment including ultrasounds and neural scanners. A total of $102,496 consisting of a realized loss of $24,432 on the sale of equipment and a loss of $78,064 on the disposition of the remaining equipment is recorded in Other Income (Expense). During the year ended December 31, 2007 the company recorded depreciation adjustments related to the 2006 asset disposition which resulted in a total of $9,169 in Other Expense.

During the year ended December 31, 2006 the company provided public relations service to various clients. The company discontinued these operations in August, 2006. Revenues related to these operations totaled $71,625 for the year ended December 31, 2006, and are recorded in Other Income (Expenses). There is no such income for the related period in 2007.

Interest Expense

	For the year ended December 31,
	2007	2006
Interest Expense	$84,534	$8,085

Interest Expense (as a % of revenue)	-24.04%	-0.59%

Interest expense during year ended December 31, 2007 was $76,449 higher than interest expense for the year ended December 31, 2006. This is mostly due to interest charges related to debt financing secured after October, 2006. The Company did not have any debt financing prior to October, 2006.

Net Loss

	For the year ended December 31,
	2007	2006
Net (Loss)	$(1,430,597)	$(1,347,245)

% of Revenue	-406.81%	-98.15%

The increase in net loss is mainly due to the significant decrease in revenues. Revenue from clinic operations for the year ended December 31, 2007, decreased by $189,815 as compared to the year ended December 31, 2006. This is primarily due to the discontinuation of medical services which occurred on July 27, 2006. These additional services were responsible for a substantial portion of the revenue and patient flow.

Seminars and conferences revenue was generated by a conference the company hosted. Seminar and conferences revenue for the year ended December 31, 2006, was $384,084. In comparison, there was no revenue for these activities during the year ended December 31, 2007. Although the elimination of these revenues was also accompanied by decreased expenses, the total decrease in expenses was not as great as the total decrease in revenues.

The lack of revenue from research, studies and trials and television revenues and the decrease in publishing revenue significantly contribute to the increased net loss. The associated expenses with these items were minimal in comparison to the revenues generated.

For the year ended December 31, 2007, cost of services amounted to $236,119 resulting in a gross margin of $115,546. Selling, general and administrative expenses totaled $1,452,440, other income (expense) totaled ($9,169) and interest expense totaled $84,534 which resulted in a net loss for the year ended December 31, 2007 of $1,430,597.

Liquidity and Capital Resources

At December 31, 2007, we had current assets of $151,445 consisting of cash and cash equivalents of $43,706 and other current assets of $107,739. At December 31, 2007, we also had current liabilities of $1,661,149 consisting of accounts payable of $112,962 and other current liabilities of $1,548,187. This resulted in a net working capital deficit at December 31, 2007 of ($1,509,704). During the year ended December 31, 2007, we used cash in operating activities of $819,148.

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

On November 27, 2007, the Company executed a Secured Convertible Promissory Note (the “Sixth Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $80,000 to the Company. The terms of the Sixth Promissory Note provide that, among other things: (i) the Sixth Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Sixth Promissory Note is due on May 1, 2008, with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Sixth Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Sixth Promissory Note.

On February 1, 2008, the Company executed a Secured Convertible Promissory Note (the “Seventh Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $300,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Seventh Promissory Note is due August 1, 2008, with an interest rate per annum of ten percent (10%), (iii) the conversion rate for the Seventh Promissory Note will be the lesser of 50% of the market rate or $0.20 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Seventh Promissory Note.

We currently do not have sufficient funds on hand to fund our operations for the next quarter, and are currently in default of the Promissory Notes in favor of Hunter Fund LTD.

During the year ended December 31, 2006, the Company issued 1,290,971 shares to third party investors for a cash total of $388,750. In connection with this issuance, the Company issued 600,000 warrants to the placement agent.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s public accounting firm.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the executive officers and director of the Company.

Name	Age	Position
Laura A. Berman, LICSW, PHD.	39	President and former Chief Executive Officer

Howard Zuker	67	Director

The following information describes the business experience of the officer and director of our company.

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

Family Relationships

Samuel P. Chapman, former Chairman of the Board, is the husband of Dr. Laura A. Berman.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the Securities Exchange Commission (the “SEC”) on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners complied with Section 16(a) filing requirements applicable to them except that there are certain holders that we believe are required to file reports pursuant to Section 16(a) as persons who beneficially own more than 10% of the Company’s securities who have not filed any reports. The following persons may be required to file reports pursuant to Section 16(a) and may be delinquent in filing: European Catalyst Fund, Absolute Return Europe Fund, Peter Ondrousek and Corporate Advisors Group.

Code of Ethics.

We have not yet adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities. We intend to adopt a code in the future.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for two years ended December 31, 2007 of our chief executive officer and other executive officers whose annual salary and bonus exceeded $100,000 in such years (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary($)
Laura A. C. Berman - President and former Chief Executive Officer	2007	180,000
	2006	135,385

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

On August 14, 2006, Dr. Berman agreed to forego payment of her salary for an indefinite period of time. In addition, Samuel Chapman, who was then our Chief Executive Officer, and who does not currently have an employment agreement with us, agreed to forego his salary for an indefinite period of time. On January 23, 2007, the Board of Directors voted to reinstate the salaries of Dr. Berman and Mr. Chapman. On February 15, 2007, Mr. Chapman resigned from his position as Chief Executive Officer effective as of March 1, 2007. Mr. Chapman retained his position as Chairman of the Board of Directors. Mr. Chapman receives no compensation for this position.

Option Grants in 2007

We did not grant any options in 2007.

Outstanding Equity Awards at Fiscal Year-end

We currently have no options outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial stock ownership of our common stock that is owned by each of our Named Executive Officers, directors and stockholders beneficially owning 5% or more of our common stock and all directors and executive officers as a group. In calculating the number of shares outstanding, each person’s percentage of ownership in the following table is based upon 36,728,527 shares (excluding Escrow Shares) of common stock outstanding as of June 10, 2008. Unless indicated otherwise, the address for each person named is c/o Berman Center, Inc., 211 East Ontario, Suite 800, Chicago, Illinois 60611.

Name and Address of Beneficial Owner or Identity of Group (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Samuel P. Chapman and Laura A. Berman (2)	5,747,419	15.65%
Carlos Bernal	—	—
Howard Zuker	—	*
Esarbee Investments Limited (3) 1170 Peel Montreal, Quebec Canada H3B4P2	2,007,586	5.5
Cede & Co (Fast Account) PO Box 20 Bowling Green Station New York, NY 10004-1408	9,244,643	25.2
Absolute Return Europe Fund (5) c/o Ogier Fiduciary Services (Cayman) Limited P.O. Box 1234GT Queensgate House South Church Street, George Town Grand Cayman, Cayman Islands	3,688,569	10.0
The Bank of New Cork As Escrow Agent 101 Barclay Street-8W New York, NY 10286-0001	2,303,999	6.3

All current directors and officers as a group (4 persons)	5,747,419	15.65%

*	indicates less than 1%.

1.
The persons named in this table have sole voting and investment power with respect to all shares of common stock listed. Beneficial ownership also includes that number of shares, which an individual has the right to acquire (such as through the exercise of warrants and options) within 60 days from June 10, 2008.

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

5.
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

Hunter Fund, LTD.

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

Hunter Fund and the Company have agreed to an extension of the due date of the original Promissory Note and associated Second, Third, Fourth and Fifth Promissory Notes, which were all due on October 5, 2007. The due date of all of these notes is May 1, 2008.

On November 29, 2007, the Company executed a Secured Convertible Promissory Note (the “Sixth Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $80,000 to the Company. The terms of the Sixth Promissory Note provide that, among other things: (i) the Sixth Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the note is due May 1, 2008 with an interest rate per annum of fifteen percent (15%), (iii) the conversion rate for the Sixth Promissory Note will be the lesser of 50% of the market rate or $0.25 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issueable upon conversion of the Sixth Promissory Note.

In connection with the Sixth Promissory Note, the Company issued to the Affiliate and its designee an aggregate of 248,889 shares of the Company’s common stock valued at $35,093.

On February 1, 2008, the Company executed a Secured Convertible Promissory Note (the “Seventh Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $300,000 to the Company. The terms of the Seventh Promissory Note provide that, among other things: (i) the Seventh Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Seventh Promissory Note is due August 1, 2008, with an interest rate per annum of ten percent (10%), (iii) the conversion rate for the Seventh Promissory Note will be the lesser of 50% of the market rate or $0.20 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Seventh Promissory Note.

We are currently in default under the Promissory Notes in favor of Hunter Fund LTD.

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

On August 14, 2006, Dr. Berman agreed to forego payment of her salary for an indefinite period of time. In addition, Samuel Chapman, who was then our Chief Executive Officer, and who does not currently have an employment agreement with us, agreed to forego his salary for an indefinite period of time. On January 23, 2007, the Board of Directors voted to reinstate the salaries of Dr. Berman and Mr. Chapman. On February 15, 2007, Mr. Chapman resigned from his position as Chief Executive Officer effective as of March 1, 2007. Mr. Chapman retained his position as Chairman of the Board of Directors. Mr. Chapman receives no compensation for this position.

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

ITEM 13. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Amendment No. 5 dated February 1, 2008 to Secured Convertible Promissory Note dated March 7, 2007 by and between the Company and Hunter Fund LTD. (1)

10.2	Amendment No. 4 dated November 27, 2007 to Secured Convertible Promissory Note dated March 7, 2007 by and between the Company and Hunter Fund LTD. (1)

10.3	Amendment No. 3 dated August 16, 2007 to Secured Convertible Promissory Note dated March 7, 2007 by and between the Company and Hunter Fund LTD. (1)

10.4	Amendment No. 2 dated July 9, 2007 to Secured Convertible Promissory Note dated March 7, 2007 by and between the Company and Hunter Fund LTD. (1)

10.5	Amendment No. 1 dated May 24, 2007 to Secured Convertible Promissory Note dated March 7, 2007 by and between the Company and Hunter Fund LTD. (1)

10.6	Secured Convertible Promissory Note dated March 7, 2007 by and between the Company and Hunter. (1)
10.6 (a)	Assignment and Assumption Agreement dated March 7, 2007 by and between the Company and Dr. Berman. (1)

10.7
Employment Agreement dated June 16, 2005 by and among the Company and Dr. Laura A.C. Berman (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on June 22, 2005). (1)

10.7 (a)
Amendment to Employment Agreement dated June 23, 2006 by and between Dr. Berman and the Company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2006). (1)

10.8	Termination Agreement of the Novelty Licensing Agreement by and between California Exotic Novelties, LLC and the Registrant dated November 1, 2006. (1)
10.8 (a)	Novelty Licensing Agreement by and between California Exotic Novelties, LLC and Dr. Laura Berman dated November 1, 2006. (1)
10.8 (b)	DVD Series Agreement by and between the Registrant, Braun Marketing, LLC, and Triple J Marketing, LLC dated April 15, 2006. (1)

16.1	Letter from Singer Lewak Greenbaum & Goldstein LLP to the Securities and Exchange Commission. (1)

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and December 31, 2006:

	2007 Fees	2006 Fees
Audit Fees (1)	$109,337	$75,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	7,500	7,500
All Other Fees	-	-
Total	$116,837	$83,000

(1) “Audit Fees” consist of fees billed for professional services rendered for the audit of the company’s annual financial statements for and for the review of our interim financial statements and services performed during 2007 and 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on June 20, 2008.

BERMAN CENTER, INC.

/s/ Laura Berman
Laura Berman
President and former Chief Executive Officer (Chief Executive Officer during the applicable period of this report)

/s/ Carlos Bernal
Carlos Bernal Former Chief Financial Officer (Chief Financial Officer during the applicable period of this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Laura A. Berman	President and former Chief Executive Officer (Chief Executive Officer during the applicable period of this report)	June 20, 2008
Laura A. Berman	(Principal Executive Officer)

/s/ Carlos Bernal	Former Chief Financial Officer (Chief Financial Officer during the applicable period of this report)	June 20, 2008
Carlos Bernal	(Principal Financial and Accounting Officer)

/s/ Samuel P. Chapman	Former Chairman of the Board of Directors	June 20, 2008
Samuel P. Chapman

/s/ Howard Zuker	Director	June 20, 2008
Howard Zuker

BERMAN CENTER, INC.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Berman Center, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Berman Center, Inc. and Subsidiary as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berman Center, Inc. and Subsidiary as of December 31, 2007, and the consolidated results of their operations and consolidated cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has a working capital and capital deficit at December 31, 2007, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. Robbins, P.C.
Certified Public accountants
Denver, Colorado

April 18, 2008
Except for Note 11 which is dated June 9, 2008

BERMAN CENTER, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007

Assets
(Substantially Pledged)

Current Assets:
Cash	$43,706
Accounts Receivable, net	61,619
Rent deposit receivable	41,313
Inventory	4,807
Total Current Assets	151,445

Property and Equipment:
Furniture	189,705
Leasehold Improvements	253,786
Equipment	216,095
Property and Equipment - Gross	659,586
Less: Accumulated Depreciation	(430,168)
Property and Equipment - Net	229,418

Other Assets:
Deposits	84,321
Total Other Assets	84,321

Total Assets	$465,184

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts Payable	$112,962
Deferred Revenue	44,150
Accrued Expenses	608,682
Convertible Notes Payable	890,000
Capital Leases - Current	5,355
Total Current Liabilities	1,661,149

Long-Term Liabilities:
Deferred Rent	169,387
Subtenant Rent Deposit	8,500
Total Long-Term Liabilities	177,887

Total Liabilities	1,839,036

Commitments and Contingencies
Stockholders' Equity (Deficit):

Preferred Stock, $0.001par value, 50,000,000 shares authorized, 0 shares outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 35,911,377 shares outstanding	35,911
Additional paid-in Capital	6,033,492
Accumulated (Deficit)	(7,443,255)
Total Stockholders' Equity (Deficit)	(1,373,852)

Total Liabilities and Stockholders' Equity (Deficit)	$465,184

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	For The Year	For The Year
	Ended	Ended
	December 31, 2007	December 31, 2006
Revenue - Clinics	$103,728	$293,543
- Seminars and Conferences	-	348,084
- Research, Studies and Trials	-	177,500
- Publishing	110,494	172,857
- Television	-	263,251
- Royalty	122,277	117,334
- Other	15,166	14,000
Total Revenue	351,665	1,386,569

Cost of Services:
Clinics	236,119	408,929
Seminars and Conferences	-	564,604
Research, Studies and Trials	-	70,320

Total Cost of Services	236,119	1,043,853

Gross Profit (Loss)	115,546	342,716

Selling, General & Administrative Expenses	1,452,440	1,651,013

(Loss) from Operations	(1,336,894)	(1,322,297)

Other Income (Expense)
Other Income	-	71,633
(Loss) on Disposal of Assets	(9,169)	(102,496)
Total Other Income (Expense)	(9,169)	(30,863)

Interest (Expense)	(84,534)	(8,085)

Net (Loss)	$(1,430,597)	$(1,347,245)

Basic and Diluted (Loss) Per Share	$(0.04)	$(0.04)

Weighted-Average Shares Outstanding	34,742,914	32,266,670

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years ended December 31, 2007 and December 31, 2006

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2005	31,402,628	$31,402	$5,197,446	$(4,665,413)	$563,435

Issuance of Shares for Exercise of Warrants	1,290,971	1,291	387,459		388,750

Issuance of Shares to Placement Agent	800,000	800	111,200		112,000

Net (loss)				(1,347,245)	(1,347,245)

Balance, December 31, 2006	33,493,599	$33,493	$5,696,105	$(6,012,658)	$(283,060)

Issuance of Shares to Placement Agent	2,417,778	2,418	337,387		339,805

Net (loss)				(1,430,597)	(1,430,597)

Balance, December 31, 2007	35,911,377	$35,911	$6,033,492	$(7,443,255)	$(1,373,852)

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2007	December 31, 2006
Cash flows from (to) Operating Activities:
Net (Loss)	$(1,430,597)	$(1,347,245)

Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operating Activities:

Loss on Disposal of Equipment	9,169	102,496
Depreciation and Amortization	96,317	146,758
Issuance of Shares to Placement Agent	339,805	112,000
Changes in operating assets and liabilities:
Accounts Receivable	(44,998)	(7,484)
Allowance for Doubtful Accounts	1,325	-
Related Party Receivable	12,685	(12,685)
Deposits	39,620	56,313
Prepaid Expenses and Other Current Assets	-	73,552
Inventory	3,891	(1,972)
Accounts Payable	9,376	(71,334)
Accrued Expenses	86,905	(20,857)
Deferred Revenue	44,000	(204,258)
Deferred Rent	4,854	21,594
Subtenant Rent Deposit	8,500	-

Net Cash (Used in) Operating Activities	(819,148)	(1,153,122)

Cash Flows from Investing Activities:
Proceeds from Sale of Asset	882	5,500
Net Cash Provided by (Used in) Investing Activities	882	5,500

Cash Flows from (to) Financing Activities:
Proceeds from Exercise of Warrants	-	388,750
Proceeds from Issuance of Convertible Note Payable	690,000	200,000
Payments on Capital Leases	(7,635)	(14,608)
Net Cash Provided by Financing Activities	682,365	574,142

Net Increase (Decrease) in Cash and Cash Equivalents	(135,901)	(573,480)

Cash and Cash Equivalents, Beginning of Period	179,607	753,087

Cash and Cash Equivalents, End of Period	$43,706	$179,607

The accompanying notes are an integral part of these financial statements.

Supplemental schedule of non-cash investing and financing activities

On October 6, 2006, the company issued 800,000 shares to Hunter World Markets, a placement agent, in connection with entering into a Secured Convertible Promissory Note with Hunter Fund, Ltd. The shares are valued at $112,000.

During the year ended December 31, 2007, the Company issued 2,417,778 shares to Hunter World Markets, a placement agent, in connection with entering into a Secured Convertible Promissory Note with Hunter Fund, Ltd. The shares are valued at $339,803.

The accompanying notes are an integral part of these financial statements.

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. During the year ended December 31, 2007, the Company incurred a net loss of $1,430,597 and had a working capital deficit. In addition, the Company had an accumulated deficit of $7,443,255 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The company has undertaken specific projects in an attempt to increase future revenues and improve cash flows. On December 19, 2007, the company signed an agreement with Dorling Kindersley to publish a new book entitled Real Sex for Real Women. An advance payment has been received and work has commenced on the project. The company has also continued its relationship with Braun Media in an effort to market a line of DVD’s featuring Dr. Berman. Revenues from this project have also recently commenced to be realized.

Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Management plans to continue to provide for its capital needs during the year ended December 31, 2008 by issuing debt and equity securities and by the continued development of its business. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Berman Center, Inc. and its wholly-owned subsidiary Berman Health and Media, Inc. All significant inter-company accounts and transactions are eliminated in consolidation.

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

Revenue related to the hosting of continuing professional education (“CPE”) seminars for clinicians is recognized once the seminar has been conducted. Costs for these revenues consist primarily of hotel charges for the rooms and audio visual equipment as well as payments of honorariums to speakers at the seminar. Costs for these revenues are also recognized once the seminar has been conducted.

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

Revenue related to the publishing of books is recognized when the book is released by the publisher. Costs for these revenues consist primarily of internal payroll expenses for a staff writer. These costs are recognized as they are incurred. Revenue from the production of DVD’s is recognized when the series is released to retailers. The only cost to the company for the DVD series consisted of Dr. Berman’s time. These costs are recognized as they are incurred.

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Royalty revenue represents royalties from products licensed by the Company. When such revenue is generated, it is recognized when it is earned and collection is probable.

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

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease (10 years). Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  The Company’s inventory balance at December 31, 2007 principally consists of books, DVDs and intimate accessories.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the years ended December 31, 2007 and 2006 were $64,938 and $20,230, respectively.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, none of which are held for trading purposes, including cash, accounts receivable, notes payable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. The Company did not have any modified grants subsequent to December 31, 2005.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), which expresses the views of the staff regarding the use of a “simplified” method, as discussed in Staff Accounting Bulletin No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The staff indicated that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. SAB 110 was effective January 1, 2008, and is not expected to have a significant impact on the Company’s consolidated financial statements.

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In addition, commencing January 1, 2006, the Company was required to recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants. The Company did not have any unvested outstanding stock options or warrants at December 31, 2005.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

The Company did not record any stock-based compensation expense during the years ended December 31, 2007 and 2006 as all employee stock options were fully vested prior to the adoption of SFAS 123R.

Loss Per Share

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive. Potentially dilutive securities were warrants of 9,900,114 at December 31, 2007 and 2006 and options of 0 and 314,230 at December 31, 2007 and 2006.

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

The significant components of the provision for income taxes at December 31, 2007 and 2006 were $0 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision.

Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The adoption of the provisions of FIN 48 did not have a material effect on the Company’s financial statements. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2004.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Deferred Rent

The Company has entered into an operating lease agreement for its corporate office which contains a provision for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheet.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.  The Company has recorded an allowance for doubtful accounts of $1,325 as of December 31, 2007.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

Adoption of New Accounting Policies

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of EITF 00-19-2 for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company chose to early adopt EITF 00-19-2 effective December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a formal framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”). SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the potential effect of SFAS No. 157 on its financial statements.

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently assessing the potential effect of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company subleases space to a related party, and recognizes a reduction in rent expense for amounts due from Empower Public Relations, LLC (“Empower”).  Empower is owned solely by Samuel P. Chapman, Chairman of the Board of Directors and former CEO of Berman Center, Inc., and shares office space with the Company.  Other minor amounts include miscellaneous incidental expenses paid by the Company for Empower.

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Agreement to Sublease

On October 1, 2006 the Company entered into a month-to-month sublease agreement with Empower. Rental payments are $7,000 per month and the sublease can terminate at either party’s discretion with advance notice.

The sublease is recorded in selling, general and administrative expenses as a reduction to the rent expense.

Public Relations Agreement

In November 2006 the Company entered into an agreement with Empower whereby Empower will perform public relations services to procure local and national media recognition of Berman Center as well as to generate new business opportunities. Fees of $5,000 are due monthly and the agreement can terminate at any time at the discretion of the Company.

The costs of the public relations agreement with Empower are netted against the sublease revenue on a monthly basis.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 consisted of the following:

Equipment	$216,095
Furniture and fixtures	189,705
Leasehold improvements	253,786
659,586

Less accumulated depreciation and amortization	(430,168)

Total	$229,418

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $96,317 and $146,758, respectively.

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

NOTE 6 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

The Company has the following secured convertible notes payable to the Hunter Fund LTD. (an affiliate of a significant stockholder) as of December 31, 2007:

Convertible note payable, dated October 6, 2006, bearing interest at 15%, originally due October 5, 2007, extended to May 1, 2008, convertible at the lesser of 50% of the market rate of the Company's common stock or $.25 per share, demand piggyback registration rights for the shares underlying the conversion.	$200,000

Convertible note payable, dated March 7, 2007, bearing interest at 15%, originally due October 5, 2007, extended to May 1, 2008, convertible at the lesser of 50% of the market rate of the Company's common stock or $.25 per share, demand piggyback registration rights for the shares underlying the conversion.	225,000

Convertible note payable, dated May 24, 2007, bearing interest at 15%, originally due October 5, 2007, extended to May 1, 2008, convertible at the lesser of 50% of the market rate of the Company's common stock or $.25 per share, demand piggyback registration rights for the shares underlying the conversion.	60,000

Convertible note payable, dated July 9, 2007, bearing interest at 15%, originally due October 5, 2007, extended to May 1, 2008, convertible at the lesser of 50% of the market rate of the Company's common stock or $.25 per share, demand piggyback registration rights for the shares underlying the conversion.	25,000

Convertible note payable, dated August 16, 2007, bearing interest at 15%, originally due October 5, 2007, extended to May 1, 2008, convertible at the lesser of 50% of the market rate of the Company's common stock or $.25 per share, demand piggyback registration rights for the shares underlying the conversion.	300,000

Convertible note payable, dated November 27, 2007, bearing interest at 15%, originally due October 5, 2007, extended to May 1, 2008, convertible at the lesser of 50% of the market rate of the Company's common stock or $.25 per share, demand piggyback registration rights for the shares underlying the conversion. There are certain rights to repayment based upon net income calculations. Currently, these provisions have not been met.	80,000
$890,000

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In connection with and as a condition to the October 6, 2006, convertible note payable, the Company engaged an affiliate (the “Affiliate”) of Hunter Fund, for a period of twenty-four (24) months from the date of the Promissory Note to act as its exclusive placement agent for potential financing transactions, the type and dollar amount being as mutually agreed to by the parties. As compensation for execution of the agreement, the Company agreed to issue to the Affiliate and its designee an aggregate of 800,000 shares of the Company’s common stock valued at $112,000. In addition, the Affiliate will receive compensation as mutually agreed by the parties at the time of any offering during the twenty-four month term, if any, depending on the offering type and size. An offering, if any, is expected to be conducted pursuant to Regulation D promulgated by the Securities and Exchange Commission and will be offered and sold only to “Accredited Investors” as that term is defined in Regulation D. The securities offered in an offering, if any, will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In connection with the five convertible notes payable executed during 2007, the Company issued the placement agent an aggregate of 2,417,778 shares of the Company’s common stock valued at $339,803.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company leases an office in Chicago, Illinois which serves as the main clinic facility as well as the administrative and corporate office. The lease is scheduled to expire in August of 2014. A $250,000 letter of credit was originally required to provide credit support for the lease. The letter of credit was provided by LaSalle Bank. In November 2005, the letter of credit was replaced with a cash deposit. At December 31, 2007, the cash deposit balance held by the landlord was $123,938, of which $41,313 was refunded to the Company per the lease agreement. Total rent expense incurred the years ended December 31, 2007 and 2006 was $155,428, which is net of $103,500 sublease revenue, and $278,822, respectively. The Company’s lease for the Naperville office space expired at the end of May 2006 and was not renewed and, as a result, this office was closed at that time. The Naperville office (a suburb of Chicago) served as a smaller second clinic facility. Total rent expense incurred for this facility was $0 and $10,000 for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 the Company is obligated under a capital equipment lease for office equipment. The capital lease was calculated using a 4.0% interest rate per annum. The monthly capital lease payment is $563, and terminates December 2008.

Future minimum lease payments under operating and capital leases at December 31, 2007 were as follows:

Year Ending	Operating	Capital
December 31,	Lease	Lease
2008	$255,448	$6,398
2009	$263,064	$-
2010	$270,946	$-
2011	$279,038	$-
2012	$287,422	$-
Thereafter	$498,930	$-
Total Minimum Lease Payments	$1,854,848	$6,398

Less Amounts Representing Interest		$1,043
		$5,355
Less Current Portion		$5,355

Long-Term Portion		$-

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Employment Agreements

On June 16, 2005, the Company and Dr. Laura Berman entered into a three-year employment agreement. Dr. Berman will receive an annual salary of $200,000, provided that under certain circumstances the Board of Directors may increase her salary. In May 2006 the employment agreement with Dr. Laura Berman was amended and had been extended to a four-year agreement. In addition, Dr. Berman has also agreed to contribute to the Company all income, revenue and other compensation received by Dr. Berman in connection with activities related to the business operations of the Company during her employment, including, without limitation, all revenue from media sources, talent agreements with television production companies or other media sources and authorship royalties. These items are the sole property of the Company and may not be removed from the Company without approval of at least a majority in interest of the Company’s stockholders and adequate compensation to the Company. The contribution of income and revenues described above, however, does not include income, revenue and other compensation derived by Dr. Berman from honorarium fees and speaking engagements. As of December 31, 2007, the remaining salaries payable under the employment agreement total approximately $350,000.

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

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock
During the year ended December 31, 2006, warrants to purchased 1,290,971 shares of common stock were exercised for a cash of $388,750. The warrants were in relation to 384,000 bridge warrants and 906,971 placement agent warrants previously issued as described below. In connection with the issuance, the Company also issued 600,000 warrants to the placement agent.

The exercise price of the 600,000 placement agent warrants is $1.00 per warrant and will have a three year term. The fair value of each warrant has been calculated with the following assumptions at the grant date; dividend yield of 0%, expected volatility of 50%, risk free interest rate of 5.23% and an expected life of 3 years and was determined to not be material.

Stock Options

A summary of the Company’s outstanding options and changes during the years is presented below:

	For the Years Ended
	December 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	314,230	$0.19	314,230	$0.19

Granted	-	-	-	-
Expired/forfeited	(314,230)	-	-	-
Exercised	-	-	-	-

Outstanding, end of year	-	$-	314,230	$0.19

Options exercisable, end of year	-	$-	314,230	$0.19

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Warrants

A summary of the Company’s outstanding warrants and changes during the years is presented below:

	For the Years Ended
	December 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	9,900,114	$0.75	10,591,085	$0.77

Granted	-	-	600,000	1.00
Expired/forfeited	-	-	-	-
Exercised	-	.-	(1,290,971)	.76

Outstanding, end of year	9,900,114	$0.75	9,900,114	$0.75

Options exercisable, end of year	9,900,114	$0.75	9,900,114	$0.75

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.21 - $1.03	9,900,114.4		$0.75	9,900,114	$0.75

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

Pre-tax earnings (losses) and the provision (benefit) for income taxes consisted of the following for the year ended December 31, 2007 and 2006:

	2007	2006
Total pre-tax earnings (losses):	$(1,430,594)	$(1,347,245)

Permanent differences:	713	2,496
Depreciation	66,910	98,343
Deferred Rent	49,004	21,594

	$(1,313,967)	(1,224,810)
Deferred tax valuation	1,313,967	1,224,810

Total United States federal tax	0	0
State and local tax	0	0
Total provision for income taxes	$0	$0

The effective income tax rate on the pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the year ended December 31, 2007 and 2006:

BERMAN CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

	2007	2006
U.S. federal statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	—	0%
Permanent Differences	-0.1%	-0.1%
Temporary Differences	-2.8%	-3.0%
Tax at U.S. statutory rate when company was not subject to entity level tax	—	%
Tax at U.S. statutory rate when company was not subject to entity level tax	—	0%
Valuation allowance	-31.1%	-30.9%
Effective tax rate	0.0%	0.0%

The components of the deferred tax provision (benefit) occurring as a result of transactions being reported for financial and tax reporting were:

	2007	2006
Net Operating Loss	$(1,470,041)	$(958,399)
Fixed Assets	(11,514)	23,998
Deferred Rent	(82,891)	(63,868)
Contribution carryforward	(388)	(388)
	(1,564,834)	(998,657)
Valuation Allowance	$1,564,834	$998,657
	$0	$0

At December 31, 2007 the Company has available net operating loss carryforwards for federal income tax purposes of approximately $3,787,000 which, if not utilized earlier, expire beginning in 2025.

NOTE 10 - SUBSEQUENT EVENTS

On February 1, 2008, the Company executed a Secured Convertible Promissory Note (the “Promissory Note”) in favor of Hunter Fund LTD. (“Hunter Fund”), pursuant to which Hunter Fund agreed to lend the principal amount of $300,000 to the Company. The terms of the Promissory Note provide that, among other things: (i) the Promissory Note is to be secured by all of the assets of the Company and its wholly-owned subsidiary Berman Health & Media, Inc., (ii) the Promissory Note is due August 1, 2008, with an interest rate per annum of ten percent (10%), (iii) the conversion rate for the Promissory Note will be the lesser of 50% of the market rate or $0.20 per share, and (iv) Hunter Fund will have demand and piggyback registration rights for the shares of the Company’s common stock that are issuable upon conversion of the Promissory Note.

The Company also agreed to pay a 5% placement fee (equal to $15,000) and $7,500 in legal fees.

If the Company fails to make payments under the Promissory Note or the other Secured Convertible Notes in favor of Hunter Fund (See Note 6), or otherwise comes into default, Hunter Fund may exercise its rights to seize all of the assets of the Company, which would have a material adverse effect on its business and could cause it to declare bankruptcy.

As a condition to the Promissory Note, shareholders of the Company that were shareholders of BHM prior to the Company’s reverse merger with BHM on June 16, 2005 agreed to extend for an additional year the duration of a lock up agreement with respect to their shares whereby the lock up expires on April 2, 2009. The shareholders, who own an aggregate of approximately 19,337,717 shares of the Company’s common stock, may not sell or transfer their shares until the term expires.

NOTE 11 – DISCONTINUATION OF OPERATIONS

On June 9, 2008, the Company announced that it has been unable to secure additional funding for the continued operation of its business. Management expects to cease business operations and wind up the affairs of the business as the Company does not possess sufficient working capital to satisfy its existing payroll and credit obligations.